Form 10QSB
period 1995-09-30
AVIATION EDUCATION SYSTEMS INC
filed 1995-11-14
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1995

Commission file Number     1-10310

                 AVIATION EDUCATION SYSTEMS, INC.
(Exact name of registrant as specified in its charter.)

    Delaware                         11-2809189
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

633 East Vine Street, Murfreesboro, Tennessee    37130-4381
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:
(615) 895-0747

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.01 Par Value - 108,278,014 shares as of
September 30, 1995.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Aviation Education Systems, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of September 30, 1995
            and June 30, 1995

            Consolidated Statements of Income for the Three Months Ended September 30, 1995 and 1994

            Consolidated Statements of Stockholders' Equity for the Three Months Ended September 30, 1995

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1995 and 1994

            Notes to Consolidated Financial Statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30,         June 30,
                                   1995                1995
                                (Unaudited)
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 1,824,227         $ 1,951,004
  Accounts Receivable             3,018,707           2,391,227
  Inventory, Prepaid Expenses,    5,917,246           6,553,092
   and Other Current Assets
  Deferred Tax                      306,000              42,500
  Benefit                      _____________       ____________
Total Current Assets             11,066,180          10,937,823

  Property and Equipment,net      1,234,083           1,057,601
  Cost in Excess of net           2,223,700           2,290,058
   Assets Acquired, net of
   Accumulated Amortization
   of $921,001 and $854,643
   Respectively, and Allowance
   for Future Realization of
   $240,000
  Deferred Income Tax Benefit       157,595             377,906
  Other Assets                       26,601              39,281
                                ____________        ___________
Total Assets                     14,708,159          14,702,669

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  291,503          $  597,226
   Debt
  Notes Payable-Bank               4,749,090           4,784,031
  Accounts Payable                 1,640,184           1,265,246
  Accrued Expenses                 1,334,694           1,852,211
                                ____________         ____________
Total Current Liabilities         $8,015,471          $8,498,714


Long Term Debt                       783,344             665,456
Stockholders Equity
  Common Stock, $.01 par           1,082,780           1,082,780
   Value, 400,000,000 Shares
   Authorized, 108,278,014
   Issued
  Additional Paid-in              10,467,040          10,467,040
   Capital
  Accumulated Deficit             (5,640,476)         (6,011,321)
                                _____________        ____________
Total Stockholders Equity        $ 5,909,344         $ 5,538,499

TOTAL LIABILITIES AND            $14,708,159         $14,702,669
STOCKHOLDERS EQUITY (DEFICIENCY)

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   September 30   September 30
                                      1995           1994
                                  ------------    ------------
REVENUES                           $5,280,117     $2,559,601

COST OF SALES

  Industrial Support Group          2,740,878       1,143,478
  Government Services Group         1,550,387         596,083
                                    ----------       ---------
  Gross Profit                        988,852         820,040

  Selling, General & Administrative   683,430         783,756
  Expenses                            ________        ________

Operating Income                      305,422          36,284

OTHER INCOME (EXPENSE)

  Interest Income                      34,986          20,451
  Interest Expense                   (143,632)       (117,023)
                                    __________      __________

  Total Other                        (108,646)        (96,572)
                                    __________      __________
Net Income (Loss)                     196,776         (60,288)
 before Income Taxes

  Income Tax Benefits: Current        130,880              0
  Deferred                             43,189              0
                                    __________      __________

  Total Income Tax Benefits           174,069              0

  Net Income (Loss)                  $370,845        ($60,288)
                                    __________      __________
                                    __________      __________


INCOME (LOSS) PER COMMON SHARE:
  Primary                             0.0034          (0.0006)
  Fully Diluted                       0.0031          (0.0006)

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


         AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995.
                          (UNAUDITED)
                          Common Stock
                            $.01 Par
                            Value       Additional   Accumulated
                          _________      Paid-in     (Deficit)
             Shares         Amount       Capital
            ___________   ___________   ____________  ____________
Balances    108,278,014    $1,082,780    $10,467,040  ($6,011,321)
 June 30,
  1995
Net Income                                                370,845
 for the
 3 Months
 Ended
 September
 30, 1995   ____________   ___________   ____________  ____________
Balances at 108,278.014    $1,082,780    $10,467,040  ($5,640,476)
 September
 30,1995

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the three months ended
                                 September 30  September 30
                                     1995           1994
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income (Loss)               $370,845       ($60,288)
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and               147,060        165,441
     amortization
    Gain on sale of                 (4,028)
     fixed assets
  Changes in operating assets
   and liabilities:
    (Increase) decrease in        (627,480)      (108,519)
     accounts receivable
    (Increase) decrease in         644,837       (171,186)
     other assets
    (Increase) decrease in         (43,189)             0
     deferred tax benefit
    (Decrease) increase in               0              0
     accrued income taxes
    (Decrease) increase in         374,938         (3,853)
     accounts payable
    (Decrease) increase in        (517,516)      (291,382)
     accrued expense             __________      _________
Net cash provided (used) in        345,467       (469,787)
 operations

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (253,496)       (57,880)
  Proceeds from sale of              4,028
   fixed assets                  __________      _________
Net cash used in investing        (249,468)       (57,880)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

  Payments on short-term          (340,664)       (68,817)
   debt
  Payments on long-term            (82,112)       (43,616)
   debt
  Proceeds from long-term          200,000        530,000
   debt                          __________      _________
Net cash provided by              (222,776)       417,567
 financing activities


Increase (Decrease) in cash       (126,777)      (110,100)
 and cash equivalents
Cash and cash equivalents        1,951,004      1,236,617
 at beginning of period         ___________    ___________
Cash and cash equivalents       $1,824,227     $1,126,517
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                      September 30, 1995


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   CAPITAL TRANSACTIONS:

     There were no capital transactions during this reporting period.

3.   LOSS CONTINGENCIES:

     The Company's subsidiary, BARTON ATC, Inc. ("BARTON") has effectively settled certain issues raised by DoL with respect to the valuation of fringe benefits paid certain employees while engaged in the performance of work under government contracts. At a hearing held before an Administrative Law Judge, on August
9 & 10, 1995, to determine if the BARTON subsidiary should be debarred from government contracting, DoL withdew its case against BARTON ATC, Inc. Due to this withdrawal, management believes that the issue is closed.

     On May 15, 1995, an employee of BARTON ATC, Inc. filed a complaint alleging violation of Title VII of the Civil Rights Act of 1964, by reason of gender based discrimination. Management believes this charge to be entirely without merit and has so responded to the Equal Employment Opportunity Commission. Management therefore believes, but can give no assurance, that these charges will have no adverse impact upon the BARTON subsidiary.

4.   INCOME TAXES:

     The Company's income tax benefit for the quarter ended September 30, 1995 is summarized as follows:
     Current Federal & State Benefit                   $130,880
     Deferred Income Taxes:
           Current timing differences                  (237,311)
           Adjustment to beginning
             valuation allowance                        280,500
                                                       ________
                                                         43,189
     Total Income Tax Benefit                          $174,069

     An adjustment was made to the valuation allowance
(as of July 1, 1995) for realization of net operating loss deductions based upon the Company's improved results of operations (evidenced by 1995 actual performance). Management anticipates these benefits will be realized during the subsequent three years.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Results of Operations

    The Company realized a net income for the three months ended September 30, 1995 of $370,845, compared to a net loss of $60,288 for the three months ended September 30, 1994. The level of net income was attributable to stable business activity in the subsidiary, BARTON ATC, Inc.; the contribution of BARTON ATC International, Inc. ("BARTON Intn'l"); continued strong perfomance by Southeastern Technology, Inc. ("Southeastern"), and; the achievements of Titan Services, Inc. ("Titan") under its bonus programs, along with Titan's continued performance above projections.

    Aviation Educations Systems, Inc., a Delaware corporation
(the "Company"), and its subsidiary corporations, provide a wide range of services, equipment and manufactured products to a broad and growing customer base.

    The subsidiary corporations of the Company are: BARTON ATC, Inc.; BARTON ATC International, Inc.; Southeastern Technology, Inc., and; Titan Services, Inc. Each of these subsidiaries is engaged in a unique business area. The diverse activities of the subsidiaries contribute to the combined strength and capability of the Company. The synergies existent among the subsidiaries permit each to draw upon the specific capabilities of the others, further contributing to the strength and potential of the group of companies.

    The Company recognized an adjustment to its allowance for realization of deferred income tax benefits attributable to net operating loss deductions of $280,500 (see Note 4 to the Condensed Consolidated Financial Statements included in this filing).

BARTON's Operations

    BARTON ATC, Inc., a Delaware corporation, is engaged in the manufacture of both fixed and mobile airport traffic control towers and in the operation of private and government-owned air traffic control towers and meteorological observatories located throughout the United States. BARTON also provides weather station consultation, maintenance, airport lighting systems, and airshow planning.

    BARTON currently operates three (3) Airport Traffic Control Towers and four (4) Weather Observing and Forecasting Facilities under contracts of varying length. As a result of the U. S. Federal Aviation Administration's ("FAA") Federal Contract Tower ("FCT") Program, some towers operated by BARTON will, ultimately, convert to operation by others under the FAA Program. Control towers are catagorized at different levels, ranging from Level 1 to Level 5 depending upon the level of services and frequency of use of the airfield. All of the towers operated by BARTON are Level 1 towers.

    BARTON has significantly expanded its equipment sales activities, with emphasis on Mobile Airport Traffic Control Tower Systems and continues to pursue other opportunities to improve the financial position of the Company. During August, 1995, BARTON completed factory acceptance testing of, and delivered a Mobile Tower to Hughes Aircraft Company. Final, on site, acceptance test commenced during October, 1995 and are scheduled for completion during November, 1995.

    The contract under which BARTON provides air traffic control and weather reporting services to the Johnstown-Cambria County Airport, Pennsylvania, scheduled to begin its second five year term on March 1, 1996, has been brought under discussion because of the underlying, sole source, contract between the FAA and the Cambria County Airport Authority for the provision of weather data may not renew in its present form. This uncertainty places the contemplated March 1, 1996, renewal in question. Management can not, at this time, predict the outcome of this situation with any degree of certainty. This contract, however, has been extended for an additional ninety (90) day period to permit further discussions and negotiations among the parties concerned.

BARTON ATC International's Operations

    BARTON ATC International, Inc., a Tennessee corporation, is engaged in the provision of Air Traffic Control and Weather Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. At September 30, 1995, BARTON Intn'l was operating seventeen control towers under the FAA's FCT Program. As a subsequent event, on October 1, 1995, BARTON Intn'l commenced operation of an additional two FAA towers, resulting in nineteen operating locations under the FCT Program. BARTON Intn'l believes, although management can give no assurance, that it will receive tasking to open an additional eight towers under the FCT program during the remainder of fiscal year 1996.

Southeastern's Operations

    Southeastern Technology, Inc., a Tennessee corporation, is a job shop machining and engineering organization, serving a variety of industries including aerospace, automotive, and medical. Southeastern's certification, under Boeing's D1-9000 program, continues to result in increased orders for machined parts for Boeing's new 777 and other Jet Aircraft. Southeastern continues its expansion in the manufacturing and sale of medical and surgical devices for major medical manufacturers, to their specifications. Management believes, based upon recent growth in this area, that the medical field will continue to become a more significant source of machine work in the future. Southeastern's earnings for the period were ahead of projections.

Titan's Operations

    Titan Services, Inc., a Tennessee corporation, is a leading edge company in the emerging "outsourcing" manufacturing methodology that provides technical support, procurement and inventory management services. Titan provides procurement services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. These types of service are increasingly being utilized by major manufacturers to enhance in-house capabilities and control costs.

    Titan operates under an annual contract as a sole source supplier of purchasing and inventory control functions for the Saturn Corporation of Spring Hill, Tennessee. During the course of its activities in support of Saturn manufacturing operations Titan has recieved several major awards in recognition of its high level of performance. These awards include Saturn's 1993 and 1994 Outstanding Achievement Recognition Awards; Saturn's 1993 and 1994 Quality Recognition Awards, and the prestigious General Motors Supplier of the Year Award for both 1993 and 1994. In March, 1995, Titan began
Saturn support operations in a new consolidated warehouse facility, located in Spring Hill, Tennessee. This new activity is the first stage, of a contemplated three stage transition, which potentially, over time, will place Titan as manager of this consolidated facility.

    Titan operates in a relatively new area of activity. In recognition of growing industry movement toward "outsourcing" as a preferred operating method, Titan emplaced, early in fiscal year 1995, an aggressive marketing program. This program has resulted in new business in support of additional customers, marking the start of a long sought expansion to the single customer business base of Titan. Expansion milestones include:

     * The entry into a joint venture plan with Grainger Integrated Supplier Operations ("GISO"), a newly established division of Grainger, one of the leading US industrial supplier organizations. Titan has, under this cooperative arrangement with GISO, emplaced services in support of General Electric in the GE Murfreesboro, Tennessee manufacturing facility. Management believes, but can give no assurance, that this effort in support of GE will become a significant activity in the near future.

     *   General Motors North American Operations ("NAO"); During
August 1995, Titan commenced operations in support of NAO, under a preliminary, cost plus management fee, purchase order, at the GM manufacturing facility located in Romulus, Michigan. Negotiations are now in progress which management believes, although can give no assurance, will result in the issuance of a purchase order by GM for continued Titan operations in the Romulus facility under a scope of work, fully definitized by the purchase order.

Liquidity and Capital Resources

    At June 30, 1995, the Company's current assets exceeded its current liabilities by approximately $2,439,109. Working capital increased to $3,050,709 at September 30, 1995.

    On July 11, 1994, the company issued $430,000 in convertible subordinated debentures (convertible, in the event of default, at the lesser of five ($0.05) cents or the most recent market price per share of common stock) to three major stockholders, including the Chief Executive Officer and President of the Company. The debentures are to be repaid, from cash flow, in five equal annual installments of $107,696 including interest at 8%. The proceeds of the debentures were used to fund current operations and various expansion projects.

    On September 14, 1994, the Company issued $100,000 in convertible (in the event of default) subordinated debentures to a major stockholder. The proceeds of these debentures were used to fund the BARTON Mobile Air Traffic Control Tower project and were repaid on September 1, 1995, from funds generated from the sale of the Mobile Tower.

    On October 5, 1994, the Company issued $200,000 in convertible (in the event of default) subordinated debentures to a major stockholder. These debentures were repaid on September 1, 1995, and replaced with a more conventional working capital line of credit.

    This new debt structure is sufficient to support the Company's existing operations.

Loss Contingencies

    The Company's BARTON subsidiary has effectively settled certain issues raised by DoL with respect to the valuation of fringe benefits paid certain employees while engaged in the performance of work under government contracts. At a hearing held before an Administrative Law Judge, on August 9 & 10, 1995, to determine if the BARTON subsidiary should be debarred from government contracting, DoL withdrew its case against BARTON ATC, Inc. Due to this withdrawal, management believes that the issue is closed.

    On May 15, 1995, an employee of BARTON ATC, Inc. filed a complaint alleging violation of Title VII of the Civil Rights Act of 1964, by reason of gender based discrimination. Management believes this charge to be entirely without merit and has so responded to the Equal Employment Opportunity Commission. Management therefore believes, but can give no assurance, that these charges will have no adverse impact upon the BARTON subsidiary.

                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    The Company's BARTON subsidiary effectively settled certain issues raised by DoL with respect to the valuation of fringe benefits paid certain employees while engaged in the performance of work under government contracts. At a hearing held before an Administrative Law Judge, on August 9 & 10, 1995, to determine if the BARTON subsidiary should be debarred from government contracting, DoL withdrew its case against BARTON ATC, Inc.
Due to this withdrawal, management believes that the issue is closed.

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     None.
           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AVIATION EDUCATION SYSTEMS, INC.



Date: November 14, 1995  By_/s/ Robert W. Lynch, Jr.______________
                            Robert W. Lynch, Jr.  President


Date: November 14, 1995  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins,  Secretary-Treasurer