Form 10QSB
period 1995-12-31
AVIATION EDUCATION SYSTEMS INC
filed 1996-02-09
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1995

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

     Common Stock, $.01 Par Value - 108,278,014 shares as of
December 31, 1995.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Aviation Education Systems, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of December 31, 1995
            and June 30, 1995

            Consolidated Statements of Income for the Three Months Ended December 31, 1995 and 1994

  	    Consolidated Statements of Income for the Six Months
            Ended December 31, 1995 and 1994

            Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1995

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 1995 and 1994

            Notes to Consolidated Financial Statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                               December 31,         June 30,
                                   1995                1995
                                (Unaudited)
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 1,742,858         $ 1,951,004
  Accounts Receivable             3,175,485           2,391,227
  Inventory, Prepaid Expenses,    6,829,249           6,553,092
   and Other Current Assets
  Deferred Tax                      306,000              42,500
  Benefit                      _____________       ____________
Total Current Assets             12,053,592          10,937,823

  Property and Equipment,net      1,162,206           1,057,601
  Cost in Excess of net           2,157,343           2,290,058
   Assets Acquired, net of
   Accumulated Amortization
   of $987,358 and $854,643
   Respectively, and Allowance
   for Future Realization of
   $240,000
  Deferred Income Tax Benefit       148,406             377,906
  Other Assets                       26,925              39,281
                                ____________        ___________
Total Assets                     15,548,472          14,702,669

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  291,503          $  597,226
   Debt
  Notes Payable-Bank               4,735,495           4,784,031
  Accounts Payable                 2,189,560           1,265,246
  Accrued Expenses                 1,410,799           1,852,211
                                ____________         ____________
Total Current Liabilities         $8,627,357          $8,498,714


Long Term Debt                       709,385             665,456
Stockholders Equity
  Common Stock, $.01 par           1,082,780           1,082,780
   Value, 400,000,000 Shares
   Authorized, 108,278,014
   Issued
  Additional Paid-in              10,467,040          10,467,040
   Capital
  Accumulated Deficit             (5,338,090)         (6,011,321)
                                _____________        ____________
Total Stockholders Equity        $ 6,211,730         $ 5,538,499

TOTAL LIABILITIES AND            $15,548,472         $14,702,669
STOCKHOLDERS EQUITY (DEFICIENCY)

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   December 31   December 31
                                      1995           1994
                                  ------------    ------------
REVENUES                           $4,862,252     $3,469,881

COST OF SALES

  Industrial Support Group          1,889,759       1,668,033
  Government Services Group         1,862,637         594,649
                                    ----------       ---------
  Gross Profit                      1,109,856       1,207,199

  Selling, General & Administrative   655,614         816,046
  Expenses                            ________        ________

Operating Income                      454,242         391,153

OTHER INCOME (EXPENSE)

  Interest Income                     (30,118)        (23,417)
  Interest Expense                     126,295        128,900
                                    __________      __________

  Total Other                           96,177        105,483
                                    __________      __________
Net Income                             358,065        285,670
 before Income Taxes

  Income Tax Prov. (Ben): Current      46,490              0
  Deferred                              9,189         90,153
                                    __________      __________

  Total Income Tax Prov.(Ben)           55,679        90,153

  Net Income 	                      $302,386      $195,517
                                    __________      __________
                                    __________      __________


INCOME (LOSS) PER COMMON SHARE:
  Primary                             0.0028          0.0018
  Fully Diluted                       0.0026          0.0018

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the six months ended

                                   December 31   December 31
                                      1995           1994
                                  ------------    ------------
REVENUES                           $10,142,920     $6,029,482

COST OF SALES

  Industrial Support Group           4,660,565      2,811,511
  Government Services Group          3,413,026      1,190,732
                                    ----------       ---------
  Gross Profit                       2,069,329      2,027,239

  Selling, General & Administrative  1,309,665      1,599,802
  Expenses                            ________        ________

Operating Income                       759,664        427,437

OTHER INCOME (EXPENSE)

  Interest Income                     (65,104)        (43,868)
  Interest Expense                     269,927        245,923
                                    __________      __________

  Total Other                         204,823         202,055
                                    __________      __________
Net Income                            554,841         225,382
 before Income Taxes

  Income Tax Prov. (Ben): Current     (84,390)             0
  Deferred                            (34,000)        90,153
                                    __________      __________

  Total Income Tax Prov.(Ben)        (118,390)        90,153

  Net Income 	                      $673,231      $135,229
                                    __________      __________
                                    __________      __________


INCOME (LOSS) PER COMMON SHARE:
  Primary                             0.0062          0.0012
  Fully Diluted                       0.0057          0.0012

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


         AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1995.
                          (UNAUDITED)
                          Common Stock
                            $.01 Par
                            Value       Additional   Accumulated
                          _________      Paid-in     (Deficit)
             Shares         Amount       Capital
            ___________   ___________   ____________  ____________
Balances    108,278,014    $1,082,780    $10,467,040  ($6,011,321)
 June 30,
  1995
Net Income                                                673,231
 for the
 6 Months
 Ended
December
 31, 1995   ____________   ___________   ____________  ____________
Balances at 108,278.014    $1,082,780    $10,467,040  ($5,338,090)
 December
 31,1995

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the six months ended
                                 December 31  December 31
                                     1995           1994
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                     $673,231        $135,229
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and               290,762        335,461
     amortization
    Deferred Income Tax			           90,153
    Gain on sale of                 (4,028)
     fixed assets
  Changes in operating assets
   and liabilities:
    (Increase) decrease in        (784,258)      (291,736)
     accounts receivable
    (Increase) decrease in        (267,491)      (722,624)
     other assets
    (Increase) decrease in         (34,000)             0
     deferred tax benefit
    (Decrease) increase in               0              0
     accrued income taxes
    (Decrease) increase in         924,314        797,760
     accounts payable
    (Decrease) increase in        (441,412)      (259,020)
     accrued expense             __________      _________
Net cash provided (used) in        357,118         85,223
 operations

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (258,962)       (71,001)
  Proceeds from sale of              4,028
   fixed assets                  __________      _________
Net cash used in investing        (254,934)       (71,001)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

  Payments on short-term          (354,259)      (164,899)
   debt
  Payments on long-term           (156,071)       (93,650)
   debt
  Proceeds from long-term          200,000        730,000
   debt                          __________      _________
Net cash provided by              (310,330)       471,451
 financing activities


Increase (Decrease) in cash       (208,146)      (485,673)
 and cash equivalents
Cash and cash equivalents        1,951,004      1,236,617
 at beginning of period         ___________    ___________
Cash and cash equivalents       $1,742,858     $1,722,290
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                      December 31, 1995


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

4.   INCOME TAXES:

     The Company's income tax provisions (benefits) for the
3 months and 6 months ended December 31, 1995 are
summarized as follows:
    				           3 months   6 months

    Current Federal & State Prov. (Ben)   $ 46,490    $(84,390)
    Deferred Income Taxes:
          Current timing differences       136,689     374,000
          Adjustment to beginning
            valuation allowance           (127,500)   (408,000)
                                          ________    ________
                                             9,189     (34,000)
    Total Income Tax Prov. (Ben)           $55,679   ($118,390)

     An adjustment was made to the valuation allowance
(as of July 1, 1995) for realization of net operating loss deductions based upon the Company's improved results of operations (evidenced by 1995 actual performance). Management anticipates these benefits will be realized during the subsequent three years.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Results of Operations

    The Company realized a net income before taxes for the three months ended December 31, 1995 of $358,065, compared to a net income before taxes of $285,670 for the three months ended December 31, 1994. The level of net income was attributable to stable business activity in the subsidiary, BARTON ATC, Inc.; the continued addition of operations by BARTON ATC International, Inc. ("BARTON Intn'l"); continued increases in sales and net income by Southeastern Technology, Inc. ("Southeastern"), and; the achievements of Titan Services, Inc. ("Titan") under its current contracts.

    The Company realized a net income before taxes for the six months ended December 31, 1995 of $554,841 compared to a net income before taxes of $225,382 for the six months ended December 31, 1994. This increase in income is attributable to the same circumstances stated above for the three month period.

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

    The Company recognized an adjustment to its allowance for realization of deferred income tax benefits attributable to net operating loss deductions of $408,000 (see Note 4 to the Condensed Consolidated Financial Statements included in this filing).

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

    BARTON currently operates four (4) Airport Traffic Control Towers and four (4) Weather Observing and Forecasting Facilities under contracts of varying length. The most recent award was the operation of an airport traffic control tower in McKinney, Texas
in January, 1996.   As a result of the U. S. Federal Aviation
Administration's ("FAA") Federal Contract Tower("FCT") Program, some towers operated by BARTON will, ultimately,convert to operation by others under the FAA Program. Control towers are catagorized at different levels, ranging from Level 1 to Level 5 depending upon the level of services and frequency of use of the airfield. All of the towers operated by BARTON are Level 1 towers.

    BARTON has expanded its equipment sales activities, and continues to pursue other opportunities to improve the financial position of the Company. During August, 1995, BARTON completed factory acceptance testing of, and delivered a Mobile Tower to Hughes Aircraft Company. Site acceptance tests have begun but have not been completed to date. During December, 1995, BARTON completed sales and installation of air traffic control communications equipment in Naples, Florida and Cobb County, Georgia. BARTON also completed contract negotiations for the provision and installation of control tower communications equipment for Gwinnett County, Georgia.

    The contract under which BARTON provides air traffic control and weather reporting services to the Johnstown-Cambria County Airport, Pennsylvania, scheduled to begin its second five year term on March 1, 1996, has been brought under discussion because the underlying, sole source, contract between the FAA and the Cambria County Airport Authority may not renew in its present form. This underlying Government contract, which provides the majority of funding for the operation, is currently in the rebid process. Management believes, but can give no assurances, that the issues in question will be resolved and that BARTON will continue its services for the next five year term.

BARTON ATC International's Operations

    BARTON ATC International, Inc., a Tennessee corporation, is engaged in the provision of Air Traffic Control and Weather Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. At December 31, 1995, BARTON Intn'l was operating twenty one control towers under the FAA's FCT Program. As a subsequent event, on January 28, 1996, BARTON Intn'l commenced operation of an additional FAA tower, resulting in twenty two operating locations under the FCT Program. BARTON Intn'l believes, although management can give no assurance, that it will receive tasking to open an additional eight towers under the FCT program during the remainder of government fiscal year 1996.

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

    Titan operates in a relatively new area of activity. In recognition of growing industry movement toward "outsourcing" as a preferred operating method, Titan emplaced, early in fiscal year 1995, an aggressive marketing program. This program has resulted in new business in support of additional customers, marking the start of an expansion to the single customer business base of Titan.
Expansion milestones include:

     * The entry into a joint venture plan with Grainger one of the leading US industrial supplier organizations. Titan has, under this cooperative arrangement, emplaced services in support of a major manufacturer in Murfreesboro, Tennessee.
Management believes, but can give no assurance, that this effort could become a significant activity in the near future.

     *   General Motors North American Operations ("NAO"); During
August 1995, Titan commenced operations in support of NAO, in Romulus, Michigan.

Liquidity and Capital Resources

    At June 30, 1995, the Company's current assets exceeded its current liabilities by approximately $2,439,109. Working capital increased to $3,426,235 at December 31, 1995.

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

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           Effective January 1, 1996, Robert W. Lynch, Jr., the President and Chief Executive Officer of the Company, retired from these capacities and as Chairman of the Board. Pursuant to an agreement between Mr. Lynch and the Company, the Company will purchase all of Mr. Lynch's stock ownership in the Company, aggregating 20,368,200 shares for a purchase price of $1,264,000. The Company intends to borrow the funds to purchase Mr. Lynch's shares from certain shareholders of the Company. In connection with Mr. Lynch's retirement, the Board of Directors of the Company has elected Mr. Thomas N. Eisenman as interim President and Chief Executive Officer of the Company.
	   Mr. Eisenman has been serving as the Chief Executive Officer of Southeastern Technology, Inc. and Titan Services, Inc., subsidiaries of the Company.

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     None.
           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AVIATION EDUCATION SYSTEMS, INC.




Date: February 9, 1995  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins, Vice President, CFO