Form 10QSB
period 1996-03-31
AVIATION EDUCATION SYSTEMS INC
filed 1996-05-13
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1996

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

     Common Stock, $.01 Par Value - 92,309,814 shares as of
March 31, 1996.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Aviation Education Systems, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of March 31, 1996
            and June 30, 1995

            Consolidated Statements of Income for the Three Months Ended March 31, 1996 and 1995

  	    Consolidated Statements of Income for the Nine Months
            Ended March 31, 1996 and 1995

            Consolidated Statements of Stockholders' Equity for the Nine Months Ended March 31, 1996

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1996 and 1995

            Notes to Consolidated Financial Statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                March 31,            June 30,
                                   1996                1995
                                (Unaudited)
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 1,541,307         $ 1,951,004
  Accounts Receivable             4,616,399           2,391,227
  Inventory		          8,615,735           6,490,173
  Prepaid Expenses
  and Other Current Assets	     76,467		 62,919
  Deferred Tax                      306,000              42,500
  Benefit                      _____________       ____________
Total Current Assets             15,155,908          10,937,823

  Property and Equipment,net      1,141,097           1,057,601
  Cost in Excess of net           2,090,985           2,290,058
   Assets Acquired, net of
   Accumulated Amortization
   of $1,053,716 and $854,643
   Respectively, and Allowance
   for Future Realization of
   $240,000
  Deferred Income Tax Benefit       208,473             377,906
  Other Assets                       26,572              39,281
                                ____________        ___________
Total Assets                     18,623,035          14,702,669

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  203,290          $  597,226
   Debt
  Notes Payable-Bank               6,493,708           4,784,031
  Accounts Payable                 2,843,672           1,265,246
  Accrued Expenses                 1,677,303           1,852,211
                                ____________         ____________
Total Current Liabilities        $11,217,973          $8,498,714


Long Term Debt                     1,996,011             665,456
Stockholders Equity
  Common Stock, $.01 par           1,082,780           1,082,780
   Value, 400,000,000 Shares
   Authorized, 108,278,014
   Issued
  Additional Paid-in              10,467,040          10,467,040
   Capital
  Accumulated Deficit             (5,140,769)         (6,011,321)
                                _____________        ____________
Subtotal		           6,409,051           5,538,499
Less 15,968,200 treasury
shares at cost                     1,000,000
           			 ____________        ____________
TOTAL STOCKHOLDERS EQUITY	  $5,409,051	      $5,538,499
TOTAL LIABILITIES AND            $18,623,035         $14,702,669
STOCKHOLDERS EQUITY (DEFICIENCY)

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   March 31       March 31
                                      1996           1995
                                  ------------    ------------
REVENUES                           $4,977,198     $3,654,411

COST OF SALES

  Industrial Support Group          2,132,003       1,400,163
  Government Services Group         1,916,926         674,263
                                    ----------       ---------
  Gross Profit                        928,269       1,579,985

  Selling, General & Administrative   665,636       1,460,279
  Expenses                            ________        ________

Operating Income                      262,633         119,706

OTHER (INCOME) EXPENSE

  Interest Income                     (25,774)       (32,412)
  Interest Expense                    143,016        134,907
                                    __________      __________

  Total Other                         117,242         102,495
                                    __________      __________
Net Income                            145,391          17,211
 before Income Taxes

  Income Tax Prov. (Ben): Current       8,137          5,600
  Deferred                            (60,067)         4,800
                                    __________      __________

  Total Income Tax Prov.(Ben)         (51,930)        10,400

  Net Income 	                      $197,321        $6,811
                                    __________      __________
                                    __________      __________


INCOME PER COMMON SHARE:
  Primary                             0.0019          0.00006
  Fully Diluted                       0.0017          0.00006

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the nine months ended

                                   March 31       March 31
                                      1996           1995
                                  ------------    ------------
REVENUES                           $14,842,548     $9,687,626
COST OF SALES

  Industrial Support Group           6,483,365      4,839,726
  Government Services Group          5,329,951      1,864,997
                                    ----------       ---------
  Gross Profit                       3,029,232      2,982,903

  Selling, General & Administrative  2,006,934      2,431,316
  Expenses                            ________        ________

Operating Income                     1,022,298        551,587

OTHER (INCOME) EXPENSE

  Interest Income                     (90,878)        (78,281)
  Interest Expense                    412,943         382,830
                                    __________      __________

  Total Other                         322,065         304,549
                                    __________      __________
Net Income                            700,233         247,038
 before Income Taxes

  Income Tax Prov. (Ben): Current     (76,252)        29,750
  Deferred                            (94,067)       114,000
                                    __________      __________

  Total Income Tax Prov.(Ben)        (170,319)       143,750

  Net Income 	                      $870,552      $103,288
                                    __________      __________
                                    __________      __________


INCOME PER COMMON SHARE:
  Primary                             0.0082          0.001
  Fully Diluted                       0.0075          0.001

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


         AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED MARCH 31, 1996
                          (UNAUDITED)
                     Common Stock
                       $.01 Par                  	        Treasury
                        Value     Additional   Accumulated        Stock
                       _________    Paid-in     (Deficit)   _________________
          Shares        Amount     Capital		    Shares     Amount
         ___________  ___________ ____________  ____________ _______ ________
Balances 108,278,014 $1,082,780  $10,467,040  ($6,011,321)
 June 30,
  1995

Purchase of						  20,368,200$1,264,000
treasury
stock

Sale of
treasury
stock							   4,400,000  264,000

Net Income                                        870.552
 for the
 9 Months
 Ended
March
 31, 1996 _____________________________________________________________________
Balances 108,278.014 $1,082,780  $10,467,040 ($5,140,769)15,968,200$1,000,000
at March
 31,1996

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the nine months ended
                                  March 31       March 31
                                     1996           1995
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                     $870,552        $103,288
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and              429,871         492,064
     amortization
    Deferred Income Tax		   (94,067)        114,000
    Gain on sale of                 (4,028)
     fixed assets
  Changes in operating assets
   and liabilities:
    (Increase) decrease in       (2,225,172)      (478,105)
     accounts receivable
    (Increase) decrease in       (2,130,089)      (910,068)
     other assets
    (Decrease) increase in        1,578,426      1,138,762
     accounts payable
    (Decrease) increase in        (174,928)       (84,616)
     accrued expense             __________      _________
Net cash provided (used) in     (1,749,435)       375,325
 operations

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (60,259)       (88,883)
  Proceeds from sale of              4,028
   fixed assets                  __________      _________
Net cash used in investing        (56,231)       (88,883)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

  Net Proceeds From (Payments on)
  short-term debt                 1,515,741     (313,123)

  Payments on long-term           (119,772)     (147,349)
   debt
  Proceeds from long-term        1,000,000        730,000
   debt
  Purchase of treasury
  stock				 (1,264,000)
  Sale of treasury
  stock                             264,000
                           	 __________      _________
Net cash provided by              1,395,969       269,528
 financing activities


Increase (Decrease) in cash       (409,697)       555,970
 and cash equivalents
Cash and cash equivalents        1,951,004      1,236,617
 at beginning of period         ___________    ___________
Cash and cash equivalents       $1,541,307     $1,792,587
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

          AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                     March 31, 1996


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1995. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   CAPITAL TRANSACTIONS:

     Effective January 31, 1996, Robert W. Lynch, Jr., the
President and Chief Executive Officer of the Company, retired from these capacities and as Chairman of the Board. Pursuant to an agreement between Mr. Lynch and the Company, the Company purchased all of Mr. Lynch's stock ownership in the Company, aggregating 20,368,200 shares for a purchase price of $1,264,000.

     The Company offered 10,000,000 shares of such stock at a price of $.06 per share to key members of management. On February 28, 1996, pursuant to the Company's offer, certain corporate officers acquired 4,400,000 shares for $264,000. Management anticipates that key members of management will purchase the remaining balance of the shares offered.

    The Company utilized the $264,000 to repurchase a portion of the shares held by Lynch and funded the balance of the purchase of shares held by Lynch by the issuance of $1,000,000 in convertible subordinated debentures (convertible in the event of default at $.06 per share of common stock) maturing in three years.

    The Company is currently negotiating the sale of a portion of the remaining balance (10,368,200 shares) of the repurchased stock, to a defined group of individuals, at a price not less than $.06 per share. The Company intends to repay the above mentioned debentures from the proceeds of such sale.

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

4.   INCOME TAXES:

     The Company's income tax provisions (benefits) for the
3 months and 9 months ended March 31, 1996 are
summarized as follows:
    				           3 months   9 months

    Current Federal & State Prov. (Ben)   $  8,137    $(76,252)
    Deferred Income Taxes:
          Current timing differences        67,433     441,433
          Adjustment to beginning
            valuation allowance           (127,500)   (535,500)
                                          ________    ________
                                           (60,067)    (94,067)
    Total Income Tax Prov. (Ben)          $(51,930)  ($170,319)

     An adjustment was made to the valuation allowance
(as of July 1, 1995) for realization of net operating loss deductions based upon the Company's improved results of operations (evidenced by 1995 actual performance). Management anticipates these benefits will be realized during the subsequent three years.

5.   SUBSEQUENT EVENTS:

     Subsequent to 1995 fiscal year end, the Company filed Forms S-8 registering 5,000,000 shares of stock for issuance under the Employee Stock Option Plans disclosed in Note 13 of the June 30, 1995 financial statements included in Form 10KSB.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Results of Operations

    The Company realized net income before taxes for the three months ended March 31, 1996 of $145,391, compared to a net income before taxes of $17,211 for the three months ended March 31, 1995. The level of net income was attributable to stable business activity in the subsidiary, BARTON ATC, Inc.; the continued addition of operations by BARTON ATC International, Inc. ("BARTON Intn'l"); continued increases in sales and net income by Southeastern Technology, Inc. ("Southeastern"), and; the achievements of Titan Services, Inc. ("Titan") under its current contracts.

    The Company realized net income before taxes for the nine months ended March 31, 1996 of $700,233 compared to a net income before taxes of $247,038 for the nine months ended March 31, 1995. This increase in income is attributable to the same circumstances stated above for the three month period.

    The Company recognized an adjustment to its allowance for realization of deferred income tax benefits attributable to net operating loss deductions of $535,500 (see Note 4 to the Condensed Consolidated Financial Statements included in this filing).

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


BARTON's Operations

    BARTON ATC, Inc., a Delaware corporation, is engaged in the manufacture and sale of both fixed and mobile airport traffic control towers and in the operation of private and government-owned air traffic control towers and meteorological observatories located throughout the United States. BARTON also provides weather station consultation, electronics maintenance and airport lighting systems.

    BARTON currently operates five (5) Airport Traffic Control Towers and four (4) Weather Observing and Forecasting Facilities under contracts of varying length. The most recent award was the operation of an airport traffic control tower in Victorville, California, in April, 1996.

    BARTON has expanded its equipment sales activities, and continues to pursue other opportunities to improve the financial position of the Company. BARTON completed factory acceptance testing of, and delivered a Mobile Tower to Hughes Aircraft Company.
Site acceptance tests are in progress. BARTON also completed contract negotiations for the provision and installation of control tower communications equipment for Gwinnett County, Georgia.
A Mobile Control Tower is under lease to the county pending completion of construction and installation of equipment.

    The contract, under which BARTON provides air traffic control and weather reporting services to the Johnstown-Cambria County Airport, Pennsylvania, began its second five year term on March 1, 1996. However, the underlying, sole source, contract between the FAA and the Cambria County Airport Authority is under discussion. Management believes, but can give no assurances, that the issues in question will be resolved and that BARTON will continue its services for the next five year term.

BARTON ATC International's Operations

    BARTON ATC International, Inc., a Tennessee corporation, is engaged in the provision of Air Traffic Control and Weather
Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. At March 31, 1996, BARTON Intn'l was operating twenty two control towers under the FAA's FCT Program. BARTON
Intn'l is scheduled to begin operation of an additional tower in June, 1996. BARTON Intn'l believes, although management can give no assurance, that it will receive tasking to open an additional eight towers under the FCT program during the remainder of government fiscal year 1996.

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

    Titan operates under an annual contract as a sole source supplier of purchasing and inventory control functions for the Saturn Corporation of Spring Hill, Tennessee. During the course of its activities in support of Saturn manufacturing operations Titan has recieved several major awards in recognition of its high level of performance. These awards include Saturn's 1993, 1994 and 1995 Outstanding Achievement Recognition Awards; Saturn's 1993 and 1994 Quality
Recognition Awards, and the prestigious General Motors Supplier of the Year Award for 1993, 1994 and 1995. In March, 1995, Titan began
Saturn support operations in a new consolidated warehouse facility, located in Spring Hill, Tennessee.

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

     *   General Motors North American Operations ("NAO"); During
August 1995, Titan commenced operations in support of NAO, in Romulus, Michigan.

Liquidity and Capital Resources

    At June 30, 1995, the Company's current assets exceeded its current liabilities by approximately $2,439,109. Working capital increased to $3,937,935 at March 31, 1996.

    On July 11, 1994, the company issued $430,000 in convertible subordinated debentures (convertible, in the event of default, at the lesser of five ($0.05) cents or the most recent market price per share of common stock) to three major stockholders, including the then Chief Executive Officer and President of the Company. The debentures are to be repaid, from cash flow, in five equal annual installments of $107,696 including interest at 8%. The proceeds of the debentures were used to fund current operations and various expansion projects.

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

Item 2.    Changes in Securities

     In February, 1996, the Company issued 8% convertible subordinated debentures (convertible in the event of default at $.06 per share of common stock) in the amount of $1,000,000 maturing in three years to fund a portion of the repurchase of the stock of Mr. Robert W. Lynch, Jr. The Company intends to repay these debentures with the funds received from individuals purchasing the balance of this stock.

    The Board of Directors of the Company approved Forms S-8 for filing with the Securities and Exchange Commission registering
5,000,000 shares of stock for issuance under the Employee Stock
Option Plans disclosed in Note 13 of the June 30, 1995 financial statements included in Form 10KSB.



Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
	   On April 25, 1996, Mr. William J. Ballard was elected to the Board of Directors to fill the vacancy left by the retirement of Mr. Robert W. Lynch. Mr. Ballard, 54, holds a B.S. degree from Middle Tennessee State University, a Masters degree from the University of Chicago and Series 7, 24, and 63 licenses with the Securities and Exchange Commission. Mr. Ballard has an extensive business background and currently serves as the Chairman, CEO and President of Children's Comprehensive Services, Inc. based in Murfreesboro, TN.

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     None.
           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AVIATION EDUCATION SYSTEMS, INC.




Date: May 13, 1996  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins, Vice President, CFO