Form 10KSB
period 1996-06-30
SETECH INC /DE
filed 1996-09-27
CIK 812371

U.S. Securities and Exchange Commission
                         Washington, D.C.     20549

                            FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For   the   transition  period  from   _____________________   to
          ______________________________

     Commission file number 1-10310

                           SETECH, INC.
          (Name of small business issuer in its charter)

DELAWARE                                                   11-2809189
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

905 INDUSTRIAL DRIVE, MURFREESBORO, TENNESSEE                 37129
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:(615) 890-1700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          Title of Class
     Common Stock, $.01 par value

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ____


       Check if there is  no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State   issuer's   revenues   for   the   most   recent   fiscal  year
$20,987,442.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $338,744.00

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,202,991

                    DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes. None

     Transitional Small Business Disclosure Format (check one):
Yes ____    No  X

                              PART I


ITEM 1.   BUSINESS.

GENERAL

     SETECH, INC., formerly named Aviation Education Systems, Inc., is a Delaware corporation (the "Company") formed in 1987. The Company is engaged in the businesses of providing "integrated supply"/inventory management services, job shop machining, engineering products and services, and aviation equipment and services to a variety of industries including automotive, aviation, and medical through its four subsidiary corporations:

          Titan Services, Inc. ("Titan").
          Southeastern Technology, Inc. ("Southeastern")
          BARTON ATC International, Inc. ("BARTON Intn'l")
          BARTON ATC, Inc. ("BARTON")

     In August 1996, the Company changed its name from "Aviation Education Systems, Inc." to "SETECH, INC." to better reflect its diversified business operations.

     The Company acquired BARTON in 1990. It formed BARTON Intn'l in 1994. The Company acquired Titan and Southeastern in September 1993 upon the acquisition of their parent corporation, SEtech, Incorporated. The Company caused SEtech, Incorporated to be merged into the Company, resulting in Titan and Southeastern becoming direct and separate subsidiaries of the Company. Titan, Southeastern and BARTON Intn'l are Tennessee corporations; BARTON is incorporated under Delaware law.

     The Company, for certain organizational purposes, regards its four subsidiaries as being divided into two groups: (1) an Industrial Support Group comprised of Titan and Southeastern and (2) a Government Services Group comprised of BARTON and BARTON Intn'l.

TITAN

TITAN'S OPERATIONS

     Titan operates in an emerging business segment offering "integrated supply" services to the manufacturing industry. Presently, Titan delivers its services primarily to the automotive industry through facilities located in Tennessee and Michigan. Titan provides procurement, engineering and maintenance/repair services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. These types of services are increasingly being utilized by major manufacturers to supplement and enhance in-house capabilities and control costs.

COMPETITION

     Titan operates in the relatively new segment of industry known as "integrated supply." Titan has encountered competing firms, but none of these competitors apparently presently offers the range of services offered by Titan. Titan may in the future encounter presently unforseen competition.

MAJOR CUSTOMERS

     Titan operates under two contracts as a source supplier of purchasing and inventory control functions for a major automobile manufacturer at two automotive plants, one in Tennessee and one in Michigan. Titan is negotiating to provide similar services to the same customer at a third location. Titan has received several major awards in recognition of its high level of performance from the customer. Contracts with this single customer account for virtually all of Titan's revenues.

PRINCIPAL SUPPLIERS

     Titan acquires machining services and parts from a wide variety of machine shops, most of which are located in the southeastern United States. OEM spare parts are purchased from the original manufacturer. Titan purchases approximately 3% of its parts from its co-subsidiary Southeastern.

SOUTHEASTERN

SOUTHEASTERN'S OPERATIONS

     Southeastern is a job shop machining and engineering organization, serving a variety of industries including aerospace, automotive and medical. Southeastern continues its expansion in the manufacturing and sale of medical and surgical devices for major medical manufacturers, to their specifications. Management believes, based upon recent growth in this area, that the medical field will continue to become a more significant source of machine work in the future.

COMPETITION

     Southeastern operates in a highly competitive environment and confronts competition from both generalized and specialized job shop machining and engineering businesses. Southeastern is equipped with sophisticated computer aided design and manufacturing equipment. Southeastern engineers utilize state-of-the-art equipment and systems which are designed to enable them to meet stringent customer requirements and generate innovative solutions to consistently emerging manufacturing impediments resulting from cost containment programs.

MAJOR CUSTOMERS

     Five customers account for 80% of Southeastern's revenues, little of which is based on long-term contracts. Southeastern's business is concentrated in approximately equal numbers among the aerospace, automotive and medical industries.

SUPPLIERS

     Historically, the availability of raw materials has not been of concern to Southeastern whose management foresees no significant material related impediment to production or production scheduling. Principal suppliers to Southeastern include: Fry Steel; Tennessee Die Supply; Jorgensen Steel; Wyman Gordon; and Loftis Metals.

BARTON

BARTON'S OPERATIONS

     BARTON is engaged in the manufacture and sale of both fixed and mobile airport traffic control towers and in the operation of private and government-owned air traffic control towers and meteorological observatories located throughout the United States. BARTON also provides weather station consultation, electronics maintenance and airport lighting systems.

     BARTON currently operates five Airport Traffic Control Towers and four Weather Observing and Forecasting Facilities under contracts of varying length. While the operation of airport traffic control towers and meteorological facilities has always been the core of BARTON's business, significant increases have been made in the sale and installation of control tower communications equipment.

COMPETITION

     Because BARTON's clients are essentially all governmental in nature, most projects are a result of competitive proposals prepared in response to a government issued solicitation. As a result of a solicitation for bids for contract operation of FAA Level I Airport Traffic Control Towers, released by the US FAA in mid 1993, the number of companies competing for business in contract air traffic control services has increased.

     Opportunities remain for the operation of Level I airport traffic control towers throughout the United States, under contracts let by municipal governments, counties, states and industry. BARTON will continue to compete for this business. A number of firms compete for business in the equipment sales and maintenance areas; however, this segment of BARTON's business continues to increase.

MAJOR CUSTOMERS

     One contract, under which BARTON operates four weather stations, accounted for approximately 60% of the gross sales generated by BARTON for its fiscal year ended June 30, 1996. The contract expires September 30, 1996. BARTON will not operate three of the weather stations after September 30, 1996. BARTON will continue to operate the largest of the four stations until October 30, 1996. The contract for that location is in the rebid process and results will be unknown for some time. Management of the Company anticipates, but cannot guarantee, that BARTON will be able to substantially replace revenues lost from the non-renewal of weather station management contract with revenues from equipment sales.

GOVERNMENT REGULATION

     The operation and maintenance of air traffic control towers and weather stations are governed by complex directives promulgated by the U.S. government. The federal government also has certain standards applicable to the operation of non-federal activities. While BARTON has not experienced difficulty in complying with government regulations and does not anticipate future problems, there is no assurance that regulations will not be imposed which could impair BARTON's ability to operate and maintain these facilities.

GOVERNMENT CONTRACTS

     Approximately 70% of BARTON's revenues are derived from its contracts with the United States Air Force and the Air National Guard for the management of air traffic control towers and meteorological facilities.

     Some of BARTON's activities are subject to U. S. Government security industrial regulations. In November 1994, the Company entered into a Special Security Agreement with the U. S. Department of Defense and major foreign investors of the Company which precludes foreign control or influence of any contract subject to industrial security regulations.

BARTON INTN'L

BARTON INTN'L'S OPERATIONS

     BARTON Intn'l is engaged in the provision of Air Traffic Control and weather Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. BARTON Intn'l presently operates 31 control towers under the FAA's FCT Program, 23 of which commenced operation after July 1, 1995.

COMPETITION

     BARTON Intn'l competes in a new marketplace, one created in 1994 by the formulation of a plan by the FAA for the contracting out of government operated air traffic control facilities commencing with Level I Control Towers. This Program, known as the Federal Contract Tower Program, stirred intense interest and competition in the service sector of industry when it was announced. Although several companies entered intense competition for business under this new Program, only three companies; BARTON Intn'l and two competing firms, were successful in obtaining contracts under this new Program.

MAJOR CUSTOMERS

     BARTON Intn'l has only one customer -- the U.S. Federal Aviation Administration (FAA). The FAA FCT contract held by BARTON Intn'l has a gross revenue potential of $40,000,000 over a contract life expiring September 30, 1998. The actual gross contract revenue realized under this contract will be a function of implementation timing.

GOVERNMENT REGULATION

     As a provider of air traffic control services, the operations of BARTON Intn'l are controlled, in virtually every aspect, by government regulation. These regulations change on a regular, periodic, basis and are tracked by the management of BARTON Intn'l to ensure compliance in both operating location and headquarters operations.

GOVERNMENT CONTRACTS

     All of BARTON Intn'l's current business base is contained within a single contract with the U. S. Federal Aviation Administration. While efforts are ongoing to expand this business base, excellence in the performance of its existing contract is primary. As this new business matures, increasing emphasis will be placed on the sales and marketing effort.

EMPLOYEES OF COMPANY AND SUBSIDIARIES

     As of June 30, 1996, the Company and its four subsidiaries had 243 full time employees, including five executive personnel. The employees are apportioned among the businesses as follows: SETECH (3, including 2 executives); Titan (27, including 1 executive); Southeastern (39, including 1 executive); BARTON (54, including 1 executive); BARTON Intn'l (120).


ITEM 2.   PROPERTIES.

     Neither the Company nor any of its four subsidiaries owns any real property.

     Titan conducts its operations from three rented facilities, one each located: (1) in Murfreesboro, Tennessee; (2) near its automotive manufacturing customer in Tennessee; and (3) adjacent to its automotive manufacturing customer in Michigan. None of the three lease terms expires after 1998.

     Southeastern conducts its operations from facilities located at 905 Industrial Drive Murfreesboro, Tennessee that are leased under a non-cancelable, operating lease expiring July 31, 1998.

     BARTON currently leases approximately 5,000 square feet of office space in Murfreesboro, Tennessee. The lease expires December 31, 2006. BARTON is further obligated to pay insurance and maintenance costs on the premises.

     BARTON Intn'l subleases a portion, on a cancelable per square foot basis, of BARTON's facility in Murfreesboro.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company filed a complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, on October 20, 1992 against its former officials, James E. Turner, the Company's former President, Chief Executive Officer, Treasurer, Chairman and a member of the Board of Directors; Donna M. Turner, the Company's former Secretary and a Director; and Paul F. Caviglia, Jr., the former Chief Financial Officer. The complaint seeks damages or restitution for corporate monies converted by James E. Turner and Donna M. Turner during the period July 1, 1990 through June 30, 1992; damages related to the breach of fiduciary duties by each of the defendants; and damages, both compensatory and punitive, related to the intentional acts of fraud by each of the defendants in the amount of $8,000,000. BARTON joined in the lawsuit because certain damages and payments which the companies seek to recover were incurred or paid directly by BARTON. Subsequent to the filing of the complaint, the Company and BARTON amended the complaint to add as defendants the Company's prior attorneys, Blau, Kramer, Wactler, Lieberman and Satin, P. C., David Lieberman and Richard Satin. The Company's claim against the law firm is scheduled for a "settlement conference" on October 21, 1996. The Company's claim against the Turners has not been set for trial as of September 1, 1996.

     On May 15, 1995, an employee of BARTON ATC, Inc. filed a complaint alleging violation of Title VII of the Civil Rights Act of 1964, by reason of gender based discrimination. Management believes this charge to be entirely without merit and has so responded to the Equal Employment Opportunity Commission. Management therefore believes, but can give no assurance, that these changes will have no adverse impact upon the BARTON subsidiary.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

                              PART II

ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
MATTERS.

     (a) Marketing Information - There is only a limited and sporadic trading market for the Company's common stock, currently trading over the counter, which has historically been thinly traded with limited market maker participation.

     The following table, prepared from information supplied by the National Quotation Bureau, sets forth the range of high and low bid prices for the Company's common stock for the fiscal periods indicated (which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

                                        COMMON STOCK

                                        High      Low
1995 (Fiscal)
First Quarter                           5/16      .01
Second Quarter                          3/16      .01
Third Quarter                           .08       .02
Fourth Quarter                          .08       .02

1996 (Fiscal)
First Quarter                           .095      .02
Second Quarter                          .10       .02
Third Quarter                           .11       .10
Fourth Quarter                          .11       .06

     (b) Holders - There were approximately 171 holders of record of the Company's common stock as of June 30, 1996, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends - The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.

     Effective as of June 30, 1996 the Company effectuated a twenty-to-one reverse stock split which reduced the number of shares of the Company's single class of common stock to 5,127,991. As a result of the twenty-to-one reverse stock split, the price per share of the Company's common stock increased by a multiple of 20.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

     The Company believes that a strategic opportunity exists during the short and near-term to expand Titan's "integrated supply" business with its existing automotive manufacturing customer. The Company's Titan subsidiary will also seek to market its services to other manufacturing businesses. Company management constantly considers the most advantageous utilization of its financial, personnel and tangible resources, including appropriate acquisitions and dispositions.

RESULTS OF OPERATIONS

     For the fiscal year ended June 30, 1996, the Company posted net revenues of $20,987,442, compared to $14,559,663 for the previous fiscal year. This increase is attributable to nearly a 300% increase in sales by BARTON Intn'l to approximately $5,362,600, and a 30% and 35% increase in revenues for Southeastern and Titan, respectively, to approximately $9,357,000 and $3,368,000.

     The Company realized a net income before income taxes for the year ended June 30, 1996 of $819,595 compared to $368,342 for the year ended June 30, 1995, an increase of 122%. The Company's financial statements for the fiscal year ended June 30, 1996 reflect the actual and expected realization of certain tax benefits attributed to net operating losses generated in prior years. In accordance with FASB Statement 109, the Company's statement of operations for the fiscal year ended June 30, 1996 reflects an income tax benefit of $579,644 notwithstanding the Company's profitable operations. See Notes 1 and 13 of the June 30, 1996 financial statements included in this Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company's current assets exceeded its current liabilities by approximately $4,124,457.

     Titan, Southeastern and BARTON Intn'l each maintains a secured revolving line of credit with a banking institution, which as of June 30, 1996, were in the following maximum amounts:

          Titan               $8,000,000
          Southeastern           600,000
          BARTON Intn'l          200,000

     See Note 6 of the June 30, 1996 financial statements included in this Form 10-KSB for a description of the terms and maturities of these loans. All these indebtedness obligations of the subsidiaries of the Company are guaranteed by the Company.

     See Item 12, "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal year ended June 30, 1996.

     These infusions of debt and equity capital result in sufficient capital to support the Company's existing operations. The Company may seek to increase its bank revolving lines of credit to finance any expansion of its existing lines of business.

LOSS CONTINGENCIES

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







               [THIS SPACE LEFT BLANK INTENTIONALLY]

ITEM 7.   FINANCIAL STATEMENTS.

SETECH, INC. and Subsidiaries:

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995.

     Consolidated Statements of Operations for the Years ended June 30, 1996 and June 30, 1995.

     Consolidated Statements of Changes in Stockholders' Equity for the Years ended June 30, 1996 and June 30, 1995.

     Consolidated Statements of Cash Flows for the Years ended June 30, 1996 and June 30, 1995.

     Notes to Consolidated Financial Statements.

                      Aviation Education Systems, Inc.
                              and Subsidiaries

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITOR'S REPORT

                           June 30, 1996 and 1995

                          C O N T E N T S


                                                           PAGE

INDEPENDENT AUDITOR'S REPORT                                16

FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS                         17 - 18

   CONSOLIDATED STATEMENTS OF OPERATIONS                    19

   CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                   20

   CONSOLIDATED STATEMENTS OF CASH FLOWS                    21

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          22 - 33

                   INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Aviation Education Systems, Inc.
Murfreesboro, Tennessee


We have audited the accompanying consolidated balance sheets of Aviation Education Systems, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviation Education Systems, Inc. and Subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                  DEMPSEY, WILSON & CO., P.C.
Murfreesboro, Tennessee
August 19, 1996

               AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1996 AND 1995




                                                         1996          1995
                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 1,704,654 $ 1,951,004
  Accounts receivable, less allowance for
    doubtful accounts of $1,665 in 1996
    and $7,500 in 1995                                  6,063,128   2,391,227
  Inventory                                             9,523,621   6,490,173
  Prepaid expenses                                         40,158      58,854
  Stock subscriptions receivable                          661,500        -
  Other current assets                                     37,266       4,065
  Deferred tax benefit                                    306,000      42,500
    Total current assets                               18,336,327  10,937,823

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $2,737,729 in 1996 and
  $2,423,268 in 1995                                    1,128,007   1,057,601

DEFERRED INCOME TAX BENEFIT                               629,680     377,906

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
  accumulated amortization of $1,120,073 in 1996
  and $854,643 in 1995 and allowance for future
  realization of $240,000 in 1996 and 1995              2,024,628   2,290,058

OTHER ASSETS                                               24,372      39,281

                                                      $22,143,014 $14,702,669


          See accompanying notes.

               AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1995




                                                         1996          1995

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable-financial institutions                $ 7,969,044 $ 4,784,031
  Current portion of long-term debt                       566,943     527,979
  Current portion of capital lease obligations             58,189      69,247
  Accounts payable                                      3,453,987   1,265,246
  Accrued expenses                                      2,116,071   1,686,455
  Income taxes - current                                   47,636     165,756
    Total current liabilities                          14,211,870   8,498,714

NONCURRENT LIABILITIES, less current portion
  Long-term debt                                        1,177,181     665,456
  Capital lease obligations                               154,725        -
                                                        1,331,906     665,456


COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 400,000,000
    shares authorized, 5,413,901 issued                    54,139      54,139
  Additional paid-in capital                           11,512,038  11,495,681
  Accumulated deficit                                  (4,612,082)  (6,011,321)
                                                        6,954,095   5,538,499
  Less treasury stock, $1.24 cost, 285,910
    shares                                                354,857        -

                                                        6,599,238   5,538,499

                                                      $22,143,014 $14,702,669

          See accompanying notes.

               AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED JUNE 30, 1996 AND 1995




                                                      1996           1995

REVENUES
  Industrial support group                         $12,725,117    $ 9,502,058
  Government services                                7,992,043      4,317,009
  Equipment sales                                      270,282        740,596
                                                    20,987,442     14,559,663
COST OF REVENUES
  Industrial support group                           9,696,617      7,163,729
  Government services group                          7,145,826      3,582,598
  Equipment sales                                      172,436        438,244
                                                    17,014,879     11,184,571

    Gross profit                                     3,972,563      3,375,092

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,683,202      2,634,246

    Operating income                                 1,289,361        740,846

OTHER INCOME (EXPENSE):
  Interest income                                       86,343         74,720
  Interest expense                                    (578,767)      (500,063)
  Miscellaneous income                                   2,765         52,839
  Gain on sale of equipment                             19,893           -
                                                      (469,766)      (372,504)

  INCOME BEFORE INCOME TAXES                           819,595        368,342

INCOME TAX PROVISION (BENEFIT)                        (579,644)        95,755

  NET EARNINGS                                     $ 1,399,239    $   272,587

EARNINGS PER COMMON SHARE:
  Primary earnings                                 $       .27    $       .05
  Fully diluted earnings                           $       .24    $       .05

          See accompanying notes.

                   AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

         CONSOLIDATED  STATEMENTS  AND  CHANGES  IN STOCKHOLDERS' EQUITY

                         YEARS ENDED JUNE 30, 1996 AND 1995



                                    Per                            Common Stock       Additional
                                   Share     TREASURY STOCK      $.01 PAR VALUE        Paid-In    Accumulated
                                   AMOUNT   SHARES     AMOUNT    SHARES    AMOUNT      CAPITAL       DEFICIT

Balance (deficit) at July 1, 1994              -       $   -     5,413,901  $  54,139 $11,495,681 $(6,283,908)

Net earnings                          -        -           -         -             -       -           272,587

Balance (deficit) at June 30, 1995                               5,413,901     54,139  11,495,681  (6,011,321)

Redemption of shares               1.24    1,018,410   1,264,000      -            -          -           -
Reissuance of shares               1.20     (500,000)   (600,000)     -            -          -           -
Reissuance of shares               1.40     (232,500)   (309,143)     -            -        16,357        -
Net earnings                                    -          -          -            -          -      1,399,239

Balance (deficit) at June 30, 1996           285,910   $ 354,857  5,413,901 $  54,139 $11,512,038  $(4,612,082)












          See accompanying notes.

               AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JUNE 30, 1996 AND 1995


                                                           1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 1,399,239  $  272,587
    Adjustments to reconcile net earnings
      to net cash provided by continuing
      operations:
         Depreciation and amortization                    591,130     652,016
         Bad debt                                          (5,835)       -
         Deferred income tax benefit                     (515,274)    (80,406)
         Gain on disposal of equipment                    (19,893)       -
         Changes in operating assets and
           liabilities:
            Increase in accounts receivable            (3,666,066)   (377,317)
            Increase in inventory                      (3,093,598)   (639,831)
            (Increase) decrease in other assets            (3,284)        249
            Increase (decrease) in accounts
              payable                                   2,188,741    (152,237)
            Increase in accrued expenses                  429,616     751,371
            (Decrease) increase in income
              taxes - current                            (118,120)    151,810
      Net cash provided by (used by) operations        (2,813,344)    578,242

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          19,893        -
  Purchases of equipment                                  (80,645)   (134,954)
      Net cash used in investing activities               (60,752)   (134,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) short-term debt       3,185,013    (263,681)
  Proceeds from long-term debt                          1,000,000     833,276
  Payments on long-term debt                             (557,267)   (298,496)
  Proceeds from issuance of treasury stock, less
      related receivable                                  264,000        -
  Purchase of treasury stock                           (1,264,000)       -
      Net cash provided by financing activities         2,627,746     271,099

(Decrease) increase in cash and cash equivalents         (246,350)    714,387
Cash and cash equivalents at beginning of period        1,951,004   1,236,617

Cash and cash equivalents at end of period            $ 1,704,654  $1,951,004

SUPPLEMENTARY INFORMATION:
  Cash paid during the year for:
      Interest expense                                $   593,122  $  491,532
      Income taxes                                         60,251      10,405
  Non-cash transactions
      Long-term capital leases                            251,623        -
      Conversion of inventory to equipment                 60,150        -

          See accompanying notes.

               AVIATION EDUCATION SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995


1.  THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS OPERATIONS AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aviation Education Systems, Inc., and its wholly-owned subsidiaries, BARTON ATC, Inc. (Barton), BARTON ATC International, Inc. (Barton Int'l), Southeastern
Technology, Inc. (Southeastern), and Titan Services, Inc. (Titan). All significant intercompany accounts and transactions have been eliminated.

The Company changed its name from Aviation Education Systems, Inc. to SETECH, Inc., effective August 6, 1996.

Barton (acquired in 1990) and Barton Int'l (organized in 1995) provide air traffic control and weather observation and forecasting services under contracts with the FAA and other federal, state and local governments and agencies, which expire periodically through February, 2001 and are subject to cancellation under certain conditions as defined in the individual contracts. Barton also designs, constructs and sells certain air traffic control equipment.

Southeastern and Titan (both acquired in 1993) provide highly sophisticated industrial "integrated supply", including proprietary spare parts, procurement and inventory management and machining services.

Industry segment information is summarized as follows:

                                           IN THOUSANDS
                         INDUSTRIAL SUPPORT             GOVERNMENT SERVICES
                          1996          1995           1996            1995

Operating revenue:

  Single customers (revenues in
    excess of 10% of sales):
      Federal government
         and agencies     $  -         $  -            $ 7,429      $ 4,317
      Automotive            4,425        4,482            -            -
      Aircraft              2,688        1,351            -            -
      Medical instruments   1,993        2,014            -            -

  Total operating
    revenues               12,725        9,502           8,262        5,057
Earnings from operations    1,224          284             143          129

Total assets               15,546        9,739           2,706        2,161

Depreciation and amortization 349          368             247          299

Capital expenditures          301          103              27           24

The Company is currently negotiating the possible sale of its government services operations.

The award of certain long-term government service contracts and the continuing expansion of the Company's industrial support business base have resulted in substantial current and future incremental taxable income. The Company's net operating loss (NOL) deductions are available to reduce such income. Very substantial tax benefits have been recognized in the financial statements, under the provisions of FASB Statement 109 since the realization of the tax benefits of these NOL deductions is now expected and the related allowance for valuation of the benefits has been reduced accordingly (Note 13).

Pro forma operating information, assuming these benefits had been recognized as the related NOL's occurred (prior to 1994), follows:

                                              YEAR ENDED JUNE 30
                                      1996          1995           1994

Income (loss) before income taxes   $819,595      $368,342       $(317,431)

Income tax provision (excluding
  change in allowance for
  valuation of deferred tax
  benefits)                          489,704       210,262          48,619

Pro-forma net earnings              $329,891      $158,080       $(366,050)

The adjusted income tax provisions noted above are high in relation to income due to nondeductible amortization and other permanent timing differences associated with the Company's operations (Note 13).

INVENTORIES

Inventories are generally stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION AND AMORTIZATION

Additions to property, plant and equipment are recorded at cost when placed in service. Maintenance and repairs are charged to expense as incurred.

Depreciation, recognized over the estimated useful lives (five to fifteen years) of the related assets, is calculated using primarily the straight-line method for financial reporting purposes and prescribed methods for income tax purposes.

Cost of businesses acquired, in excess of the estimated fair value of the related tangible assets, is being amortized over the estimated benefit periods (five to ten years).

REVENUE AND EXPENSE RECOGNITION

Government service contract revenues are recognized in accordance with the terms of the fixed price contracts in place at each facility. Customers are billed monthly pursuant to the respective underlying contracts. Such billings are reflective of the incurrence of cost related to each contract.

Revenue from fixed price purchase orders for specialized tools and machinery is recognized as the job progress, measured by the percentage of direct and indirect cost incurred to date to estimated total costs. Recognized profits on uncompleted contracts are not material in relation to the Company's consolidated operations.

Revenues from procurement and inventory management services are recognized as fixed fees and incentives are earned. Reimbursements are recognized as related expenses are incurred. Customers' parts, subject to indemnification based upon approved specifications and prices ($21,813,205 in 1996 and $13,059,750 in 1995) are excluded from revenues and related costs.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash on hand and in demand deposits, and those investments which are a part of its short-term (less than three months) cash management activities to be cash equivalents.

FINANCIAL INSTRUMENTS

Carrying values of the Company's financial instruments (cash and cash equivalents, accounts and notes receivable, notes payable and accounts payable and accrued expenses) approximate fair value due to their market-based interest rates and/or relatively short maturities.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of demand cash deposits and trade accounts receivable. Cash deposits exceeded federal deposit insurance coverage by approximately $2,376,000 at June 30, 1996.

Trade  accounts  receivable  include amounts due from nine major  customers  of
$5,653,000.   Such  trade accounts  include  concentrations  in  the  aviation, automobile and medical instrument industries and the federal government.

INCOME TAXES

In 1994, the Company adopted FASB Statement No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

Earnings per share have been computed based on the weighted average number of common shares. Conversion shares (convertible subordinated bonds) are included in the computation of fully diluted earnings per share. 1995 earnings per share has been adjusted to reflect the reverse stock split effective June 30, 1996 (Note 2).

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  STOCKHOLDERS' EQUITY TRANSACTIONS

On February 28, 1996, the Company repurchased the 20,368,200 shares held by a former executive for $1,264,000. The Company subsequently reissued 14,650,000 of these treasury shares to certain officers, affiliates and existing shareholders for $925,500. Stock subscriptions receivable represent payments in transit on June 30, 1996 for the reissuance of shares. Subsequent to year end, a director acquired 75,000 (after reverse stock split) shares for $105,000.

Effective June 30, 1996, the Company declared a reverse stock split converting each 20 then existing shares into one share. The financial statements have been restated for the effects of such reverse stock split.

Management, based on opinion of legal counsel, believes that 26,500 (after reverse stock split) shares of the Company's common stock were improperly issued to a past officer. The Company is currently considering the cancellation of these shares.


3.  INVENTORY

Inventory consists of the following:
                                                    1996          1995

  Finished goods, primarily parts
    purchased under procurement contracts       $7,530,264      $4,878,681
  Contracts in process                           1,559,523       1,377,612
  Raw materials                                    433,834         233,880

                                                $9,523,621      $6,490,173


4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                                   1996            1995

  Machinery and equipment                       $3,081,458      $2,714,138
  Furniture and fixtures                           486,106         485,274
  Vehicles                                         102,407         102,407
  Leasehold improvements                           195,765         179,050

                                                 3,865,736       3,480,869
  Less accumulated depreciation and
    amortization                                 2,737,729       2,423,268

                                                $1,128,007      $1,057,601

Depreciation expense totaled $322,012 in 1996 and $343,386 in 1995.

Certain property and equipment is pledged as collateral (Notes 6 and 8).

5.  ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                   1996            1995

    Employees' compensation and benefits        $1,474,224      $1,005,871
    Customer deposits                              357,944         488,352
    Miscellaneous                                  283,903         192,232

                                                $2,116,071      $1,686,455

6.  NOTES PAYABLE - FINANCIAL INSTITUTIONS

The Company maintains an $8,000,000 revolving line of credit from a local financial institution for the purpose of financing parts purchased under customers' procurement contracts. Interest (LIBOR rate plus 2.50%) (8.25% at June 30, 1996) is payable monthly. The note matures on January 31, 1997. The balance at June 30, 1996 is $7,479,044.

The Company also maintains revolving lines of credit totalling $800,000 at local financial institutions. Interest (published base rate plus 1%) is payable monthly. The lines mature annually. Balances due on these notes at June 30, 1996 total $490,000.

The Company has a standby letter of credit associated with a contract bid for $45,000 which expires November 1, 1996.

Inventories, receivables, property and equipment, and life insurance pledged as collateral at June 30, 1996 totaled $9,302,796, $5,555,469, $571,265 and
$16,225 respectively.

The revolving credit lines contain covenants regarding certain financial statement amounts, ratios and activities of the Company and its subsidiaries. At June 30, 1996, the Company was in compliance with such covenants.

7.  LONG-TERM DEBT

Long-term debt as of June 30, 1996, consists of the following balances:


  Note payable to bank, due in monthly
     installments of principal and interest
     of $3,850.  Interest at the bank's prime
     rate plus 1% (9.25% as of June 30, 1996)
     not to exceed 10.5%.  Note is due
     October 1,1998, and is collateralized
     by net assets approximating $1,242,000.                   $  178,833

  Convertible ($1.00 to $1.06 per share)
    subordinated debentures - principal and
    8% interest due in installments
    totalling $161,024 per year.                                  565,291

  Convertible ($1.20 per share) subordinated
    debentures - principal due in three equal
    annual installments of $333,334 and 8%
    interest due annually.                                      1,000,000

                                                                1,744,124
Less current portion                                              566,943

                                                               $1,177,181

The Company's debentures are subordinated to other indebtedness. Outstanding principal and accrued interest is convertible to the Company's common stock only in case of default.

Annual maturities of long-term debt are summarized as follows:

  YEAR ENDING JUNE 30,

    1997                                           $  566,943
    1998                                              500,764
    1999                                              591,582
    2000                                               48,280
    2001                                               36,555

                                                   $1,744,124

8.  CAPITAL LEASE OBLIGATIONS

The Company leases certain manufacturing equipment under capital leases. Related cost and accumulated depreciation total $251,624 and $22,328, respectively as of June 30, 1996. Monthly installments, including interest (9.1% to 9.5%), total $6,281 and extend through August, 1999 and March, 2000.

The future minimum lease payments required under the capital leases at June 30, 1996 are summarized as follows:

      1997                                                       $ 75,374
      1998                                                         75,374
      1999                                                         75,374
      2000                                                         21,642
                                                                  247,764
    Less amount representing interest                              34,850
                                                                  212,914
    Less current portion                                           58,189

                                                                 $154,725


9.  EARNING PER SHARE

Earnings per share were computed as follows:
                                                      1996         1995
Primary earnings per share:
    Net earnings                                   $1,399,239  $  272,587
    Weighted average common shares
      outstanding                                   5,158,850   5,413,901
                                                   $      .27  $      .05

Fully-diluted earnings per share:
    Net earnings                                   $1,399,239  $  272,587
    Interest charged to operations-
      convertible subordinated
      debentures (Note 7), less
      related income taxes                             47,207      41,260
                                                    1,446,446     313,847

    Weighted average common shares
      outstanding                                   5,158,850   5,413,901
    Incremental common shares
      assuming conversion of
      subordinated debentures                         947,025     994,627
                                                    6,105,875   6,408,528
                                                   $      .24  $      .05

Common shares have been restated for the effects of the twenty-to-one reverse stock split (Note 2).

10. COMMITMENTS

The  Company rents certain facilities under an operating  lease  which  expires
December  31,  2006.   Related  rentals  totaled $26,159 in 1996 and $24,913 in
1995.

The Company rents procurement and warehousing facilities under short-term leases at current annual costs approximating $118,000. Related rentals totaled $92,084 in 1996 and $61,783 in 1995.

The Company rents certain inventory warehouse facilities under a three year lease expiring in March 1998. This lease requires monthly payments of $4,515. Related rentals totaled $54,182 in 1996 and $13,545 in 1995.

The Company rents certain machining facilities under a ten year noncancelable operating lease expiring July 31, 1998. The current annual lease payments are $87,319. The lease agreement calls for adjustments based upon the consumer price index. Rentals paid under this lease totaled $87,319 in 1996 and $81,318 in 1995.

The Company rents certain warehouse equipment under 60 month operating leases. The leases currently require monthly installments totaling $661.

Minimum future lease payments are estimated as follows:

  YEAR ENDING JUNE 30,
    1997                                             $260,349
    1998                                              192,724
    1999                                               51,511
    2000                                               36,932
    2001                                               36,310
    Thereafter                                        215,524

                                                     $793,350


11.  WAGE DEFERRAL PLAN

The Company established a qualified 401(k) wage deferral plan on March 15, 1994, whereby eligible employees may defer certain compensation. Discretionary employer contributions totaled $21,547 in 1996 and $19,821 in 1995.

12.  STOCK OPTION PLANS

In August, 1994, the Company approved stock option plans for officers, key executives and directors, which provide for non-qualified and qualified stock options. A Compensation Committee has been established by the Board of
Directors to oversee the stock option plans. The committee will determine option prices (which will not be less than the par value of the common stock). Options will vest over a period of four years and expire either three months after termination of employment, or ten years after date of grant. The Company registered up to 5,000,000 shares of its common stock for future issuance under these plans. There are currently no options outstanding.

13.  INCOME TAXES

Deferred income taxes as of June 30, 1996 and 1995, are summarized as follows:

                                                      1996        1995
Deferred tax assets:
  Accrued costs and expenses
    subject to "economic performance"
    income tax limitations                         $  250,598  $   85,290
  Inventory costs                                      12,217      13,631
  Net operating loss deductions                       831,483   1,597,577
                                                    1,094,298   1,696,498
Less valuation allowance for future
  realization                                           6,707   1,076,055
                                                    1,087,591     620,443
Deferred tax liability - depreciation                (151,911)   (200,037)

  Net deferred tax asset                           $  935,680  $  420,406


The Company's income tax benefits (provisions) for the years ended June 30, 1996 and 1995, are summarized as follows:
                                                      1996        1995

Federal and state income taxes
  currently payable                                $   64,370   $(176,161)

Deferred income taxes:
  Current timing differences                         (554,074)    (34,101)
  Adjustment to beginning
     valuation allowance                            1,069,348     114,507
                                                      515,274      80,406

                                                  $   579,644   $ (95,755)

Management   anticipates,   based  upon  the  Company's  established  long-term
government service contracts and expanded industrial support business, that future incremental earnings will exceed available net operating loss deductions. (This determination represents an estimate critical to the Company's reported operations.) Related adjustments have been made to the valuation allowance (as of July 1, 1993) for realization of these tax benefits.

A reconciliation of the Company's statutory federal and effective income tax rates follows:

                                                      1996         1995

Income taxes at statutory federal
  income tax rate of 34% - net benefit            $   278,662   $ 125,236
State income taxes, net of federal
  tax deduction                                        32,456      11,583
Amortization of cost in excess of
   net assets acquired                                 90,246      90,246
Change in valuation allowance                      (1,069,348)   (153,431)
Miscellaneous                                          88,340      22,121

   Net income tax (benefit)                       $  (579,644)  $  95,755

Net operating loss deductions, available to reduce taxable income of future years, are summarized as follows:

            Year               Federal            State
             of                Income             Income
          EXPIRATION            TAXES             TAXES

            2003             $  821,941           $  -
            2004                536,306              -
            2005                990,399              -
            2006              1,384,338              -
            2007                786,021            34,190
            2008                197,147              -

                             $4,716,152           $34,190

These net operating loss deductions are subject to certain limitations with respect to separate company operations and ownership continuity. Management believes, based upon opinion of legal counsel, that the company has complied with these requirements and the realization of the deductions is probable.

14.  LOSS CONTINGENCY

On May 15, 1995, an employee of BARTON ATC, Inc. filed a complaint alleging violation of Title VII of the Civil Rights Act of 1964, by reason of gender based discrimination. Management believes these charges to be entirely without merit and has so responded to the Equal Employment Opportunity Commission. Management believes this claim will have no material adverse impact on the Company's operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company's directors and executive officers are as follows:

NAME, AGE AND POSITION
BIOGRAPHICAL DATA

Mr. Thomas N. Eisenman (46)
President and CEO
Director

     Mr. Eisenman was elected President and CEO of the Company in February 1996. He is also the Chief Executive Officer of both Southeastern and Titan, positions he has held since June, 1995. He is a Director of the Company and all of its subsidiaries except BARTON. He is the President of BARTON Intn'l. He serves as a member of the Executive Committee of the Company's Board of Directors. Mr. Eisenman founded and served as President of Southeastern. He has also held the position of President of Titan Services, Inc. and served on the Board of Directors of SEtech, Inc. prior to the Company's acquisition in 1993 of SEtech. He worked with Kennametal, Inc. in the area of Technical Representation, Technical Sales, and Manufacturing Management. He also served as a manufacturing engineer for Teledyne Firth Sterling. Mr. Eisenman holds a Bachelor of Arts degree in Natural Sciences from Slippery Rock University.

Cindy L. Rollins (32)
Secretary, Treasurer, Director
Vice President and CFO

     Ms. Rollins is Vice President, Chief Financial Officer and a Director of the Company and of each of its four subsidiaries. Ms. Rollins became Secretary and Treasurer of the Company in July 1992. She became Chief Financial Officer of the Company on September 1, 1993. Ms. Rollins was employed, in June 1986, by BARTON, where she had various finance and accounting positions. Ms. Rollins has served continuously as a member of the Board of Directors of the Company since August 13, 1992. She is a member of the Executive Committee of the Company's Board of Directors. Ms. Rollins holds a BBA in Accounting from Middle Tennessee State University.

Mr. William J Ballard (54)
Director

     Mr. Ballard was elected as a member of the Board of Directors of the Company on April 25, 1996 by a vote of the Board to fill the vacancy created by the resignation of Robert W. Lynch, Jr. Mr. Ballard is the Chairman and Chief Executive Officer (since March 1993) of Children's Comprehensive Services, Inc., a public company engaged in the business of juvenile education and treatment. Previously, he served as President of Paladin Capital and President of Major Safe Company, Inc. Mr. Ballard holds a B.S. from Middle Tennessee State University and an M.B.A. from the University of Chicago.


Mr. Hans R. Buser (48)
Director

     Mr. Buser is a lawyer and certified accountant with degrees in Law (1972) from the University of Basel, Switzerland; and in Accounting (1982) from the Audit School of Basel, Switzerland. Mr. Buser has held positions in the Swiss financial community and in the government of Switzerland. He is presently serving as a Vice President in the Audit Division of ATAG Ernst & Young of Basel, Switzerland. Mr. Buser currently serves as a member of the Environmental Committee of the City of Wallbach, Switzerland.

Mr. Peter Joss (53)
Director

     Mr. Joss holds a Bachelor of Business Administration and a Masters Degree in Economics from the St-Gall School of Economics, Switzerland. From 1969 to 1971 Mr. Joss worked at the Institute of Tourism and Transport at the St-Gall School of Economics and from 1971 to 1973 was responsible for transport and tourism matters in the cantonal government of St-Gall. Mr. Joss held, from 1973 until 1980, a post with the Federal Transit
     Authority, in Bern, where he was responsible for public finance of the Swiss railroad system. Following that assignment, from 1980 until 1988, he served as the Vice President, Finance, of the Swiss Federal Transit Authority. Since 1988, Mr. Joss has served as the Chief Executive Officer of Mittelthurgaubahn, a Swiss railroad, and as the Chairman of the Board of Directors of both Reiseburo Mittelthurgau and Hotel Thurgauerhof, Weinfelden. He is currently a member of the Board of Directors of several Swiss and French companies.

Mr. Martin Oester (39)
Director

     Mr. Oester is an economist with degrees in Economics from the University of Neuchatel and in Education from the Teachers Training College in Spiez, Switzerland. Mr. Oester has taught, both at the secondary and post secondary levels; served the Swiss Railway Union as an advisor in economic affairs and transportation policy and, since 1989, has been Investment Manager for, and Vice President of, Pensionskasse der ASCOOP, a Swiss pension fund. Pensionskasse der ASCOOP is the largest single holder of the Company's capital stock.

  The Board of Directors is authorized to have up to seven members; the board currently consists of six Directors. The directors are annually elected for a one year term by the stockholders. The Board of Directors is authorized to fill any interim vacancy.

  Messrs. Buser, Oester and Joss comprise the three members of the Compensation Committee of the Board of Directors of the Company.

    Anthony Morriello serves as President of Southeastern. Richard Hulbert is the President of Titan. Travis L. Pierson is President of BARTON. Mr. Pierson, Jerry L. Allen, Jerry C. Mitchell and Edgar B. McClung comprise the four member Defense Security Committee of BARTON. The members of BARTON's Compensation Committee are Messrs. Allen, Mitchell and McClung.

  The management of the Company is presently ascertaining the obligations and status thereof of the stock ownership reports under Section 16(a) of its officers, directors and holders of 10% or more of any class of its capital stock and will promptly take action to remediate any delinquencies.

ITEM  10.    EXECUTIVE  COMPENSATION.

     The following table sets forth the cash compensation paid for services rendered in all capacities to the Company during its fiscal year ended June 30, 1996, to each executive officer of the Company whose cash compensation exceeded $100,000 in such fiscal year.

                                                      Annual Compensation
                                                            (in $)
Name and Capacity in which
Remuneration was Received           Year   Salary     Bonus     Other

Thomas N. Eisenman                  1996    94,846    27,900     -0-
President and CEO                   1995    67,308      -0-      -0-
                                    1994   100,000      -0-      -0-

Robert W. Lynch, Jr.(1)             1996    87,500      -0-      -0-
                                    1995   150,000      -0-      -0-
                                    1994   150,000      -0-      -0-


    (1) Mr. Lynch resigned as Chief Executive Officer and a Director of the Company and all other offices with the Company and its four subsidiaries on January 31, 1996. Compensation includes amounts received from July 1, 1995 through the date of his resignation.

  Messrs. Hulbert, Morriello and Pierson and Ms. Rollins have employment agreements with the Company or one of its four subsidiaries. The term of the employment agreements for Rollins, Pierson, and Hulbert expires August 31, 1998. Mr. Morriello's contract expires January 29, 1997.

  Each member of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries receives a quarterly director's fee of $400.

  See Item 12 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the purchases of Company common stock by Mr. Eisenman, Mr. Hulbert and certain members of the Board of Directors during the fiscal year ended June 30, 1996.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            PRINCIPAL STOCKHOLDERS

  The table below sets forth information regarding the beneficial ownership of the Common Stock, as of the date hereof and giving effect to the June 30, 1996 reverse stock split, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.


        Name and Address         Amount and
Class   Of Beneficial Owner      Nature of Beneficial Owner   Percent of Class

Common   William J Ballard              75,000                        1.5%
         805 South Church
         Murfreesboro, Tennessee 37130

Common   Hans R. Buser                 100,000                        2.0%
         Aeschengraben 9
         Postfach 2149
         CH-40002, Basel, Switzerland

Common   Thomas N. Eisenman            324,016                        6.2%
         905 Industrial Drive
         Murfreesboro, Tennessee 37130

Common   Peter Joss                     75,000                        1.5%
         Schutzenstrasse 15
         CH-8570, Weinfelden, Switzerland

Common   Martin Oester                   2,500                        0.05%
         Beundenfeldstrasse 5
         Postfach 694, 3000 Bern, Switzerland

Common   Cindy L. Rollins                  -0-                        0.0%
         905 Industrial Drive
         Murfreesboro, Tennessee 37130

Common   Pensionskasse der ASCOOP     2,655,045                      51.0%
         Beundenfeldstrasse 5
         Postfach 694, 3000 Bern, Switzerland

Common   Spida-Ausgleichskassen       1,279,205                      24.6%
         Bergstrasse 21
         8044 Z<u">rich, Switzerland

Common   All officers and directors
         as a group (6 persons)(1)      576,516                      11.1%


      (1) Excludes shares owned by Pensionskasse der ASCOOP, the employer of Mr. Oester, a Director of the Company, and with whom Mr. Joss has an affiliation; and excludes shares owned by Spida-Ausgleichskassen with whom Mr. Buser, a Director, has an affiliation.


  See Item 12 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the purchase by the Company of all the Company's shares owned by its former chief executive officer, Robert W. Lynch, Jr., in February 1996 and the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal year ended June 30, 1996 to certain members of its Board of Directors.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On July 11, 1994, the Company issued $430,000 in convertible subordinated debentures (convertible, in the event of default, at the lesser of five ($0.05) cents or the most recent market price per share of common stock) to three major stockholders, including Robert W. Lynch, Jr., then the Chief Executive Officer and President of the Company. The debentures are to be repaid, from cash flow, in five equal annual installments of $107,696 including interest at 8%. The proceeds of the debentures were used to fund current operations and various expansion projects.

  On September 14, 1994, the Company issued $100,000 in convertible (in the event of default) subordinated debentures to a major stockholder. These debentures are to be repaid on September 13, 1995, with interest payable monthly at a rate of 6%. The proceeds of these debentures were used to fund the BARTON Mobile Air Traffic Control Tower project and, as a subsequent event, were repaid on September 1, 1995, from funds generated from the sale of the Mobile Tower.

  On October 5, 1994, the Company issued $200,000 in convertible (in the event of default) subordinated debentures to a major stockholder. These debentures are to be repaid on October 4, 1995, with interest payable monthly at a rate of 6%. The proceeds of these debentures were used to finance the initial operations of JBI (subsequently BARTON Intn'l). On September 1, 1995 the
Company caused these debentures to be repaid and replaced with a more conventional working capital line of credit.

  Effective January 31, 1996, Robert W. Lynch, Jr., resigned as the President and Chief Executive Officer of the Company, and from all other offices and positions with the Company and its subsidiaries. Pursuant to an agreement between Mr. Lynch and the Company, the Company purchased all of Mr. Lynch's stock ownership in the Company, aggregating 20,368,200 shares, for a purchase price of $1,264,000.

  In February 1996 the Company offered 10,000,000 shares of such stock at a price of $.06 per share to key members of management. On February 28, 1996, pursuant to the Company's offer, Mr. Eisenman acquired 2,200,000 shares for $132,000 ($0.06 per share) and Richard Hulbert, the President of Titan, also acquired 2,200,000 shares for $132,000. The Company utilized the $264,000 to repurchase a portion of the shares held by Lynch and funded the balance of the purchase of shares held by Lynch by the issuance to Pensionskasse der ASCOOP and Spida-Ausgleichskassen, the Company's largest two shareholders, of $500,000 each in convertible subordinated debentures (convertible in the event of default at $.06 per share of common stock) maturing in three years.

  The Company in May 1996 registered up to 5,000,000 shares of its common stock with the Securities and Exchange Commission for future issuance in accordance with the terms and conditions of two Employee Stock Option Plans (an incentive stock option plan and a non-qualified stock option plan) disclosed in Note 12 of the June 30, 1996 financial statements included in this Form 10-KSB. As of September 16, 1996, no options had been granted under the Plans. Copies of these Plans are included in two Form S-8 registration statements filed by the Company with the Commission in May 1996.

  On June 28, 1996 (prior to the June 30, 1996 effectuation of the 20 - 1 reverse stock split) Directors Buser and Joss each purchased 1,500,000 shares of the Company common stock at a price of $0.07 per share. Director Oester purchased 50,000 shares at $0.07 per share. Peter Schuler, an affilate of Spida-Ausgleichskassen, and Jean-Claude Duby, an affiliate of Pensionskasse der ASCOOP (the largest shareholder of the Company) also purchased 1,500,000 and 100,000 shares, respectively, of the Company common stock on June 28, 1996 at the same price per share. On the same date Mr. Eisenman and Mr. Hulbert each acquired 2,800,000 shares of the Company common stock at a price of $0.06 per share. The aggregate price of these seven stock purchases equalled $661,500. The Company will apply the proceeds of these stock sales to pay some of the indebtedness incurred when it purchased in February 1996 all the shares of Company common stock owned by Mr. Lynch.

  In August 1996 (after effectuation of the reverse stock split) Director William J Ballard purchased 75,000 shares of Company common stock at a price of $1.40 per share (an aggregate purchase price of $105,000). The Company will apply the proceeds to pay Company indebtedness. The Company and Mr. Eisenman are in negotiations regarding the terms and conditions of an award of 30,000 shares (after effectuation of the reverse stock split) preliminarily granted to Mr. Eisenman by the Company as additional compensation.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

     a)  Exhibits

Exhibit Number                                    Description

EX-3.(i)       Articles of Incorporation, SETECH, INC.

EX-3.(ii)      Amended and Restated By-Laws, SETECH, INC.

EX-4.1         Loan   Agreement   among   Titan  Services,  Inc.,  Southeastern
               Technology,   Inc.,  Aviation  Education   Systems,   Inc.   and
               NationsBank of Tennessee

EX-4.2         Guaranty   of   Aviation   Education   Systems   of   subsidiary
               indebtedness obligations to NationsBank of Tennessee

EX-10.1        Employment Agreement of Cindy L. Rollins

EX-10.2        Employment Agreement of Richard R. Hulbert

EX-10.3        Employment Agreement of Anthony Morriello
EX-10.4        Employment Agreement of Travis L. Pierson
EX-10.5        Agreement between Company and Robert W. Lynch, Jr.

EX-10.6 Incentive Stock Option Plan (Incorporated by Reference to Form S-8 Registration Statement filed May 21, 1996, effective June 9, 1996, Commission file number 333-04143)

EX-10.7 Nonqualified Stock Option Plan (Incorporated by Reference to Form S-8 Registration Statement filed May 21, 1996, effective June 9, 1996, Commission file number 333-04147)

EX-10.8        Agreement between BARTON ATC  International,  Inc.  and the U.S.
               Federal Aviation Administration

EX-21          Subsidiaries of SETECH, INC.

EX-27          Financial Data Schedule

     b) The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)               SETECH, INC.


By: (Signature and Title)  /s/THOMAS N. EISENMAN
                              Thomas N. Eisenman, President and CEO
                              Principal Executive Officer
Date: September 26, 1996

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: (Signature and Title)  /s/THOMAS N. EISENMAN
                              Thomas N. Eisenman, President, CEO and Director
Date: September 26, 1996


By: (Signature and Title)  /s/CINDY L. ROLLINS
                              Cindy L. Rollins, Secretary, Vice President,
                              CFO and Director; Chief Financial Officer
                              and Chief Accounting Officer
Date: September 26, 1996


By: (Signature and Title)  /s/WILLIAM J BALLARD
                              William J Ballard, Director
Date: September 26, 1996


By: (Signature and Title)  /s/HANS R. BUSER
                              Hans R. Buser, Director
Date: September 26, 1996


By: (Signature and Title)  /s/PETER M. JOSS
                              Peter M. Joss, Director
Date: September 26, 1996


By: (Signature and Title)  /s/MARTIN A. OESTER
                              Martin A. Oester, Director
Date: September 26, 1996

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS

  No annual report with respect to the registrant's last fiscal year nor any proxy material with respect to any annual or other meeting of security-holders has been sent to security-holders.