Form 10QSB
period 1996-09-30
SETECH INC /DE
filed 1996-11-13
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

Commission file Number     1-10310

                 SETECH, INC.
(Exact name of registrant as specified in its charter.)

    Delaware                         11-2809189
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

905 Industrial Drive, Murfreesboro, Tennessee    37129
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:
(615) 890-1700

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

     Common Stock, $.01 Par Value - 5,202,991 shares as of
September 30, 1996.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of September 30, 1996
            and June 30, 1996

            Consolidated Statements of Income for the Three Months Ended September 30, 1996 and 1995

            Consolidated Statements of Stockholders' Equity for the Three Months Ended September 30, 1996

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1996 and 1995

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                               September 30,         June 30,
                                   1996                1996
                                (Unaudited)
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 2,066,528         $ 1,704,654
  Accounts Receivable             6,056,353           6,063,128
  Inventory                       9,341,814           9,523,621
  Prepaid expenses                   24,857              40,158
  Stock subscriptions receivable                        661,500
  And Other Current Assets           33,241              37,266
  Deferred Tax                      500,000             306,000
  Benefit                      _____________       ____________
Total Current Assets             18,022,793          18,336,327

  Property and Equipment,net      1,082,084           1,128,007
  Cost in Excess of net           1,958,270           2,024,628
   Assets Acquired, net of
   Accumulated Amortization
   of $1,186,431 and $1,120,073
   Respectively, and Allowance
   for Future Realization of
   $240,000
  Deferred Income Tax Benefit       321,894             629,680
  Other Assets                       23,143              24,372
                                ____________        ___________
Total Assets                     21,408,184          22,143,014

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  623,922          $ 625,132
   Debt
  Notes Payable-Bank               7,286,580           7,969,044
  Accounts Payable                 3,423,254           3,453,987
  Accrued Expenses                 1,978,694           2,163,707
                                ____________         ____________
Total Current Liabilities        $13,312,450         $14,211,870


Long Term Debt                     1,223,305           1,331,906
Stockholders Equity
  Common Stock, $.01 par              54,139              54,139
   Value, 400,000,000 Shares
   Authorized, 5,413,901
   Issued
  Additional Paid-in              11,527,038          11,512,038
   Capital
  Accumulated Deficit             (4,443,891)         (4,612,082)
  Less 210,910 treasury shares       264,857             354,857
                                _____________        ____________
Total Stockholders Equity        $ 6,872,429         $ 6,599,238

TOTAL LIABILITIES AND            $21,408,184         $22,143,014
STOCKHOLDERS EQUITY

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   September 30   September 30
                                      1996           1995
                                  ------------    ------------
REVENUES                            $6,533,685     $5,280,117

COST OF SALES

  Industrial Support Group           2,786,225      2,740,878
  Government Services Group          2,496,337      1,550,387
                                    ----------      ---------
  Gross Profit                       1,251,123       988,852

  Selling, General & Administrative    752,204       683,430
  Expenses                          __________      _________

Operating Income                      498,919        305,422

OTHER INCOME (EXPENSE)

  Interest Income                      19,414         34,986
  Interest Expense                   (209,016)       (143,632)
                                    __________      __________

  Total Other                        (189,602)       (108,646)
                                    __________      __________
Net Income (Loss)                      309,317        196,776
 before Income Taxes

  Income Tax (Benefit) Provision:
                       Current         27,340        (130,880)
                       Deferred       113,786         (43,189)
                                    __________      _________

  Total Income Tax Benefits           141,126        (174,069)

  Net Income (Loss)                  $168,191       $370,845
                                    __________      __________
                                    __________      __________


INCOME (LOSS) PER COMMON SHARE:
  Primary                             0.0324          0.0034
  Fully Diluted                       0.0282          0.0031

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996.
                          (UNAUDITED)
                                         Common Stock
                  Treasury               $.01 Par
                   Stock                  Value        Additional  Accumulated
                   _________             _________     Paid-in     (Deficit)
         Shares    Amount     Shares      Amount       Capital
         _______  ___________ ___________ ____________ __________ __________
Balances  285,910   $354,857   5,413,901  $54,139   $11,512,038   ($4,612,082)
 June 30,
  1996
Reissuance
of shares  (75,000) ($90,000)                            15,000
Net Income
 for the
 3 Months
 Ended
 September                                                          $168,191
 30,1996  _________ ________ ____________ _______  ____________ _____________
Balances at210,910  $264,857   5,413,901  $54,139  $11,527,038   ($4,443,891)
 September
 30,1996

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the three months ended
                                 September 30  September 30
                                     1996           1995
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income (Loss)               $168,191       $370,845
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and               136,607       147,060
     amortization
    Gain on sale of                               (4,028)
     fixed assets
  Changes in operating assets
   and liabilities:
    (Increase) decrease in          6,775       (627,480)
     accounts receivable
    (Increase) decrease in         863,862        644,837
     other assets
    (Increase) decrease in         113,786       (43,189)
     deferred tax benefit
    (Decrease) increase in               0              0
     accrued income taxes
    (Decrease) increase in         (30,733)        374,938
     accounts payable
    (Decrease) increase in        (185,013)       (517,516)
     accrued expense             __________      _________
Net cash provided (used) in       1,073,475        345,467
 operations

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment            (24,326)       (253,496)
  Proceeds from sale of                              4,028
   fixed assets                  __________      _________
Net cash used in investing         (24,326)       (249,468)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

  Payments on short-term          (682,464)      (340,664)
   debt
  Payments on long-term           (109,811)       (82,112)
   debt
  Proceeds from long-term                          200,000
   debt
  Proceeds from issuance of
  stock                            105,000
                                  __________      _________
Net cash provided by              (687,275)       (222,776)
 financing activities


Increase (Decrease) in cash        361,874      (126,777)
 and cash equivalents
Cash and cash equivalents        1,704,654        1,951,004
 at beginning of period         ___________    ___________
Cash and cash equivalents       $2,066,528     $1,824,227
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                      September 30, 1996


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The Company is currently negotiating the possible sale of its government services operations.


2.   CAPITAL TRANSACTIONS:

     In July, 1996, a director acquired 75,000 shares of the treasury stock for $105,000.

3.   LOSS CONTINGENCIES:

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

4.   INCOME TAXES:

     The Company's income tax benefit is summarized as follows:
                                         09/30/96      09/30/95

     Current Federal & State Benefit      $27,340     $(130,880)
     Deferred Income Taxes:
           Current timing differences     120,493       237,311
           Adjustment to beginning
             valuation allowance          (6,707)      (280,500)
                                          ________      ________
                                          113,786       (43,189)

     Total Income Tax (Benefit)Provision  $141,126     $174,069

     An adjustment was made to the valuation allowance for realization of net operating loss deductions based upon the Company's improved results of operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Results of Operations

    The Company realized a net income before tax for the three months ended September 30, 1996 of $309,317 compared to a net income of $196,776 for the three months ended September 30, 1995. The level of net income was attributable to continued contribution of all the subsidiaries, in particular the increase in business activity of BARTON ATC International, Inc.

    SETECH, Inc., a Delaware corporation (the "Company") was formed in 1987. The Company is engaged in the business of providing
"integrated supply"/inventory management services, job shop machining, engineering products and services, and aviation equipment and services to a variety of industries including automotive, aviation, and medical through its four subsidiary corporations:

		Titan Services, Inc. ("Titan")
                Southeastern Technology, Inc. ("Southeastern")
                BARTON ATC International, Inc. (BARTON Intn'l")
		BARTON ATC, Inc. ("BARTON")

    In August, 1996, the Company changed its name from "Aviation
Education Systems, Inc." to "SETECH, INC." to better reflect its diversified business operations.

    The Company, for certain organizational purposes, regards its four subsidiaries as being divided into two groups: (1) an Industrial Support Group comprised of Titan and Southeastern and (2) a Government Services Group comprised of BARTON and BARTON Intn'l.

Titan's Operations

    Titan Services, Inc., a Tennessee corporation, is an emerging business segment offering "integrated supply"services to the manufacturing industry. Presently, Titan delivers its services primarily to the automotive industry through facilities located in Tennessee and Michigan. Titan provides procurement, engineering and maintenance/repair services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. These types of service are increasingly being utilized by major manufacturers to supplement and enhance in-house capabilities and control costs.

    Titan operates in a relatively new segment of industry known as. "integrated supply." Titan has encountered competing firms, but none of these competitors apparently presently offers the range of services offered by Titan.
    Titan operates under two contracts as a source supplier of purchasing and inventory control functions for a major automobile manufacturer at two automotive plants, one in Tennessee and one in Michigan. Titan is negotiating to provide similar services to the same customer at a third location. Titan has received several major awards in recognition of its high level of performance from the customer. Contracts with this single customer account for virtually all of Titan's revenues.

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


BARTON's Operations

    BARTON ATC, Inc., a Delaware corporation, is engaged in the manufacture of both fixed and mobile airport traffic control towers and in the operation of private and government-owned air traffic control towers and meteorological observatories located throughout the United States. BARTON also provides weather station consultation, electronics maintenance, airport lighting systems.

    BARTON currently operates five (5) Airport Traffic Control Towers. While the operation of airport traffic control towers and meteorological facilities has always been the core of BARTON's business, significant increases have been made in the sale and installation of control tower communications equipment.

The Company is currently negotiating the possible sale of its government services operations.

BARTON ATC International's Operations

    BARTON ATC International, Inc., a Tennessee corporation, is engaged in the provision of Air Traffic Control and Weather Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. BARTON Intn'l presently operates 31 control towers under the FAA's FCT Program, nine of which began operations during this quarter.

The Company is currently negotiating the possible sale of its government services operations.

Liquidity and Capital Resources

    At June 30, 1996, the Company's current assets exceeded its current liabilities by approximately $4,124,457. Working capital increased to $4,869,526 at September 30, 1996.

    Titan, Southeastern and BARTON Intn'l each maintains a secured revolving line of credit with a banking institution with the following maximum amounts:

		Titan		$8,000,000
		Southeastern       600,000
		BARTON Intn'l      300,000

    This debt structure results in sufficient capital to support the Company's existing operations. The Company may seek to increase its bank revolving lines of credit to finance any expansion of its existing lines of business.

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

                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    Subsequent to the end of the quarter, the company has tentatively settled its case out of court against the former attorneys of the Company for $45,000.00. There are, however, no signed settlement agreements at this time.

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


                                              SETECH, INC.



Date: November 13, 1996  By_/s/ Thomas N. Eisenman______________
                            Thomas N. Eisenman  President


Date: November 13, 1996  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins,  Secretary-Treasurer