Form 10QSB
period 1996-12-31
SETECH INC /DE
filed 1997-02-14
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

Commission File Number  1-10310

               SETECH, INC.
[Exact name of registrant as specified in its charter.)

          Delaware                               11-2809189
[State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

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

     Common Stock, $.01 Par Value - 5,250,206 shares as of
December 31, 1996.

     Indicate Transitional Small Business Disclosure Format

               YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          SETECH, Inc. and Subsidiaries:

          Consolidated Balance Sheets as of December 31, 1996 and
          June 30, 1996

          Consolidated Statements of Income for the Three Months
          Ended December 31, 1996 and 1995

          Consolidated Statements of Income for the Six Months
          Ended December 31, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the
          Six Months Ended December 31, 1996

          Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements

                  SETECH, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                     December 31       June 30
                                   1996 (Unaudited)     (1996)
ASSETS
Current Assets
  Cash and Cash Equivalents          $ 1,104,216     $ 1,704,654
  Accounts Receivable                  5,838,749       6,063,128
  Inventory                            9,815,364       9,523,621
  Prepaid expenses                       124,815          40,158
  Stock subscriptions receivable                         661,500
  Other Current Assets                    12,395          37,266
  Deferred Tax                           657,560         306,000
  Benefit                            $__________     $__________
Total Current Assets                 $17,553,099     $18,336,327

  Property and Equipment, net          1,239,651       1,128,007
  Cost in Excess of net                1,891,913       2,024,628
    Assets Acquired, net of
    Accumulated Amortization
    of $1,252,789 and $1,120,073
    respectively, and Allowance
    for Future Realization of
    $240,000
  Deferred Income Tax Benefit                            629,680
  Other Assets                            23,143          24,372
                                     ___________     ___________
Total Assets                         $20,707,806     $22,143,014

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term Debt  $    625,725    $    625,132
  Notes Payable-Bank                    7,532,752       7,969,044
  Accounts Payable                      2,726,012       3,453,987
  Accrued Expenses                      1,632,971       2,163,707
                                     ____________    ____________
Total Current Liabilities            $12,517,460     $14,211,870

Long Term Debt                       $   993,165     $ 1,331,906
  Stockholders Equity
    Common Stock, $.01 par Value          54,139          54,139
    400,000,000 Shares
    Authorized, 5,413,901 Issued
  Additional Paid-in Capital          11,536,481      11,512,038
  Accumulated Deficit                 (4,185,240)     (4,612,082)
  Less Treasury shares of               (208,199)       (354,857)
  163, 695 and 285,910 respectively  ___________     ___________
Total Stockholders Equity            $ 7,197,181     $ 6,599,238

TOTAL LIABILITIES AND                $20,707,806     $22,143,014
STOCKHOLDERS EQUITY (DEFICIENCY)

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements.


                  SETECH, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                   For the three
                                   months ended
                                    December 31      December 31
                                       1996              1995

REVENUES                           $ 6,623,277       $ 4,862,252

COST OF SALES

  Industrial Support Group           2,491,327         1,889,759
  Government Services Group          2,681,424         1,862,637
                                   ___________       ___________
                                   $ 5,172,751       $ 3,752,396

  Gross Profit                       1,450,526         1,109,856
  Selling, General &
     Administrative Expenses           823,932           655,614
                                   ___________       ___________
Operating Income                   $   626,594       $   454,242

OTHER INCOME (EXPENSE)

  Interest Income                       16,936       $    30,118
  Interest Expense                    (191,124)         (126,295)
                                   ___________       ___________
  Total Other                         (174,188)          (96,177)
                                   ___________       ___________
Net Income Before Income Taxes     $   452,406       $   358,065

  Income Tax Prov. (Ben): Current       67,602            46,490
  Deferred                             126,153             9,189

  Total Income Tax Prov. (Ben)         193,755            55,679

  Net Income                       $   258,651       $   302,386
                                   ___________       ___________

INCOME PER COMMON SHARE:
  Primary                                 0.050          0.056
  Fully Diluted                           0.043          0.052

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                  SETECH, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                   For the six
                                   months ended
                                    December 31      December 31
                                       1996              1995

REVENUES                           $13,335,086       $10,142,920

COST OF SALES

  Industrial Support Group           5,455,672         4,660,565
  Government Services Group          5,177,762         3,413,026
                                   ___________       ___________
                                   $10,633,434       $ 8,073,591

  Gross Profit                       2,701,652         2,069,329
  Selling, General &
    Administrative Expenses          1,576,139         1,309,665
                                   ___________       ___________
Operating Income                   $ 1,125,513       $   759,664

OTHER INCOME (EXPENSE)

  Interest Income                       36,350       $    65,104
  Interest Expense                    (400,140)         (269,927)
                                   ___________       ___________
  Total Other                         (363,790)         (204,823)
                                   ___________       ___________
Net Income Before Income Taxes     $   761,723       $   554,841

  Income Tax Prov. (Ben): Current       94,943           (84,390)
  Deferred                             239,938           (34,000)
                                   ___________       ____________
  Total Income Tax Prov. (Ben)         334,881          (118,390)

  Net Income                       $   426,842       $   673,231
                                   ___________       ___________

INCOME PER COMMON SHARE:
  Primary                                 0.083            0.124
  Fully Diluted                           0.072            0.114

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
           FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                           (UNAUDITED)

                                          Common Stock
                      Treasury            $.01 Par      Additional
                      Stock     Value  Paid-In  Accumulated
           Shares     Amount    Shares    Amount  Capital     (Deficit)

Balances
  June 30,
  1996           285,910     354,857     5,413,901   $54,139    $11,512,038 ($4,612,082)
Reissuance
  of shares      (122,215)   ($146,658)                              24,443
Net Income
  for the
  6 Months
  Ended
  December
  31, 1996                                                                      426,842
                 _________   __________   _________   _______   ___________ ____________
Balances at
 December
 31, 1996        163,695     $208,199     5,413,901   $54,139   $11,536,481 ($4,185,240)

The Accompanying Notes to Condensed Consolidated Financial Statements are an Integral Part
of these Statements.

                  SETECH, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                    For the six
                                   months ended
                                    December 31      December 31
                                       1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                       $   426,842       $   673,231
    Adjustments to reconcile
    net income to net cash
    used in continuing
    operations:
       Depreciation and
       amortization                    276,894           290,762
      Deferred Income Tax
      Gain on sale of fixed assets    (30,000)            (4,028)
  Changes in operating
  assets and liabilities:
    (Increase) decrease in
    accounts receivable                224,380          (784,258)
    (Increase) decrease in
    other assets                       311,200          (267,491)
    (Increase) decrease in
    deferred tax benefit               278,120           (34,000)
    (Decrease) increase in
    accounts payable                  (727,975)          924,314
   (Decrease) increase in
   accrued expense                    (530,736)         (441,412)
                                      _________         _________
Net cash provided
(used) in operations                   228,725           357,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment               (255,824)         (258,962)
  Proceeds from sale of fixed assets    30,000             4,028
                                      ________         _________
Net cash used in
investing activities                  (225,824)        (254,934)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on short-term debt         (436,292)        (354,259)
  Payments on long-term debt          (338,148)        (156,071)
  Proceeds from long-term debt                          200,000
  Proceeds from issuance stock         171,101
                                      ________         ________
Net cash provided
by financing activities               (603,339)        (310,330)
Increase (Decrease) in cash
  and cash equivalents                (600,438)        (208,146)
Cash and cash equivalents
  at beginning of period             1,704,654        1,951,004
                                   ___________       __________
Cash and cash equivalents
  at end of period                 $1,104,216        $1,742,858

[FN]
The Accompanying Notes to Condensed Consolidated Financial statements are an Integral Part of these Statements.

                  SETECH, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                        December 31, 1996


1. BASIS OF PRESENTATION:

   The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. CAPITAL TRANSACTIONS:

   In July, 1996, a director acquired 75,000 shares of the treasury stock for $105,000 and in November, 1996, certain members of management acquired 47,215 shares of the treasury stock for $66,101.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Result of Operations

   The Company realized a net income before taxes for the three months ended December 31, 1996 of $452,406, compared to a net income before taxes of $358,065 for the three months ended December 31, 1995. The level of net income was attributable to continued contribution of all the subsidiaries, in particular the increase in business activity of BARTON ATC International, Inc.

   The Company realized a net income before taxes for the six months ended December 31, 1996 of $761,723 compared to a net income before taxes of $554,841 for the six months ended December 31, 1995. This increase in income is attributable to the same circumstances stated above for the three month period.

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

   In August, 1996, the company changed its name from "Aviation
Education Systems, Inc,." to "SETECH, INC." to better reflect its diversified business operations.

   The Company, for certain organizational purposes, regards its four subsidiaries as being divided into two groups: (1) an Industrial Support Group comprised of Titan and Southeastern and
(2) a Government Services Group comprised of BARTON and BARTON
Intn'l.

Titan's Operations

   Titan Services, Inc., a Tennessee corporation, is an emerging business segment offering "integrated supply" services to the manufacturing industry. Presently, Titan delivers its services primarily to the automotive industry through facilities located in Tennessee and Michigan. Titan provides procurement, engineering and maintenance/repair services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. These types of services are increasingly being utilized by major manufacturers to supplement and enhance in-house capabilities and control costs.

   Titan operates in a relatively new segment of industry known as "integrated supply." Titan has encountered competing firms, but none of these competitors apparently presently offers the range of services offered by Titan.

   Titan operates under two contracts as a source supplier of purchasing and inventory control functions for a major automobile manufacturer at two automotive plants, one in Tennessee and one in Michigan. Titan is negotiating to provide similar services to the same customer at a third location and has increased its current scope of work at one of its existing locations. Titan has received several major awards in recognition of its high level of performance from the customer. Contracts with this single customer account for virtually all of Titan's revenues.

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

As a subsequent event in January, 1997, the Company sold this subsidiary. Please see Item 5 for a complete description of this transaction.

BARTON ATC International's Operations

   BARTON ATC International, Inc., a Tennessee corporation, is engaged in the provision of Air Traffic Control and Weather Reporting Services at numerous airports, in primarily the Western United States, under contract to the U.S. Federal Aviation Administration. BARTON Intn'l presently operates 32 control towers under the FAA's FCT Program, nine of which began operations during this fiscal year and one as a subsequent event in January.

As a subsequent event in January, 1997, the Company sold this subsidiary. Please see Item 5 for a complete description of this transaction.

Liquidity and Capital Resources

   At June 30, 1996, the Company's current assets exceeded its current liabilities by approximately $4,124,457. Working capital increased to $4,938,229 at December 31, 1996.

   Titan, Southeastern and BARTON Intn'l each maintains a secured revolving line of credit with a banking institution with the following maximum amounts:

         Titan          $9,400,000
         Southeastern      600,000
         BARTON Intn'l     300,000

   This debt structure results in sufficient capital to support the Company's existing operations. In December, 1996, the Company replaced its Titan and Southeastern banking institution with another financial institution with similar terms and conditions. The Titan subsidiary, however, now has increased availability with approved contracts.

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

Item 2.  Changes in Securities

   (a)   None

   (b)   None

   (c) On November 16, 1996, the Company sold 47,215 shares of its Common Stock, $.01 par value to the following Company employees: Kerry Simmons, Anthony Morriello and Travis Pierson. The total price of $66,101 was paid in cash. The sales were made pursuant to Rules 505 and 506 of Regulation D, based on the fact that the aggregate offering price did not exceed $5,000,000 (Rule
505) and the fact that there were fewer than 35 investors, each of whom the issuer reasonably believed immediately prior to sale had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective investment.

Item 3.  Defaults upon Senior Securities
      None

Item 4.  Submission of Matters to a Vote of Security Holders
      None

Item 5.  Other Information

   At its option, the Company elects to disclose the following disposition of assets on this Form 10-QSB, in lieu of submitting a Current Report on Form 8-K. On January 30, 1997, the Company sold all of the stock of two of its wholly-owned subsidiaries, Barton ATC, Inc. and Barton ATC International, Inc. (the "Government Services Group"), to Serco Group, Inc., a wholly-owned subsidiary of Serco Group, plc, a British publicly traded company. The Barton companies, which operate air traffic control towers under contractual arrangements with the Federal Aviation Administration and various municipalities, were sold for $2,150,000. In addition, the Company may receive an additional $1,000,000 in the event that certain contingencies in the purchase agreement are satisfied. The Company will use the proceeds of the sale for general corporate purposes. (Please see Exhibit 99 for Pro Forma Financial Information.)

Item 6.  Exhibits and Reports on Form 8-K.

      a) Exhibits

Exhibit
Number      Description

EX-2.1 Stock Purchase Agreement dated November 7, 1996, by and between SETECH, INC. and Serco, Inc. ("Stock
               Purchase Agreement")

EX-2.2         Letter Agreement dated November 22, 1996, amending
               Stock Purchase Agreement

EX-2.3         Letter Agreement dated January 29, 1997, amending
               Stock Purchase Agreement

EX-2.4         Letter Agreement dated January 29, 1997, amending
               Stock Purchase Agreement

EX-3.(i)       Articles of Incorporation, SETECH, INC.
               (incorporated by reference to Exhibit 3.(i) of the Company's Form 10-KSB filed September 27, 1996)

EX-3.(ii)      Amended and Restated By-Laws, SETECH, INC.
               (incorporated by reference to Exhibit 3.(ii) of the Company's Form 10-KSB filed September 27, 1996)

EX-4.1         Loan and Security Agreement between First Union
               Commercial Corporation, as Lender, and Titan
               Services, Inc., as Borrower

EX-4.2         Loan and Security Agreement between First Union
               National Bank of Tennessee and Southeastern
               Technology, Inc

EX-10.1        Employment Agreement of Cindy L. Rollins
               (incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB filed September 27, 1996)

EX-10.2        Employment Agreement of Richard R. Hulbert
               (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB filed September 27, 1996)

EX-10.3        Employment Agreement of Anthony Morriello
               (incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB filed September 27, 1996)

EX-10.4        Employment Agreement of Travis L. Pierson
               (incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB filed September 27, 1996)

EX-10.5        Agreement between Company and Robert W. Lynch, Jr.
               (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB filed September 27, 1996)

EX-10.6        Incentive Stock Option Plan (Incorporated by
               Reference to Form S-8 Registration Statement filed
               May 21,1996, effective June 9, 1996, Commission file number 333-04143)

EX-10.7        Non-qualified Stock Option Plan (Incorporated by
               Reference to Form S-8 Registration Statement filed
               May 21,1996, effective June 9, 1996, Commission file number 333-04147)

EX-10.8        Agreement between BARTON ATC International, Inc.
               and the U.S. Federal Aviation Administration
               (incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB filed September 27, 1996)

EX-27          Financial Data Schedule

EX-99          SETECH, INC. and subsidiaries, Pro Forma Financial
               Information, reflecting adjustments resulting from sale of Government Services Division

      (b) The Registrant filed no Current Reports on Form 8-K during the quarter for which this report is filed. In lieu of submitting Form 8-K, the Company elected to disclose the sale of its Government Services Group in Item 5 of this Form 10-QSB.

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SETECH, INC.

Date: February 14, 1997       By_/s/ Thomas N. Eisenman
                              Thomas N. Eisenman President


Date: February 14, 1997       By_/s/ Cindy L. Rollins
                                Cindy L. Rollins, Secretary-
                                 Treasurer