Form 10QSB
period 1997-03-31
SETECH INC /DE
filed 1997-05-14
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1997

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

     Common Stock, $.01 Par Value - 5,250,206 shares as of
March 31, 1997.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of March 31, 1997
            and June 30, 1996

            Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996

  	    Consolidated Statements of Income for the Nine Months
            Ended March 31, 1997 and 1996

            Consolidated Statement of Stockholders' Equity for the Nine Months Ended March 31, 1997

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                March 31,            June 30,
                                   1997                1996
                                (Unaudited)
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 3,567,963         $ 1,704,654
  Accounts Receivable             3,954,808           6,063,128
  Inventory		          9,780,924           9,523,621
  Prepaid Expenses                                       40,158
  Stock subscriptions receivable                        661,500
  Other Current Assets	            140,801              37,266
  Deferred Tax                      389,331              306,000
  Benefit                      _____________       ____________
Total Current Assets             17,833,827          18,336,327

  Property and Equipment,net        745,037           1,128,007
  Cost in Excess of net           1,667,715           2,024,628
   Assets Acquired, net of
   Accumulated Amortization
   of $523,440 and $1,120,073
   Respectively, and Allowance
   for Future Realization of
   $240,000 at June 30, 1996
  Deferred Income Tax Benefit                          629,680
  Other Assets                       26,343             24,372
                                ____________        ___________
Total Assets                     20,272,922          22,143,014

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  126,113          $  625,132
   Debt
  Notes Payable-Bank               8,092,586           7,969,044
  Accounts Payable                 2,674,204           3,453,987
  Accrued Expenses                 1,314,026           2,163,707
                                ____________         ____________
Total Current Liabilities        $12,206,929         $14,211,870


Long Term Debt                       702,884           1,331,906
Stockholders Equity
  Common Stock, $.01 par              54,139              54,139
   Value, 10,000,000 Shares
   Authorized, 5,413,901
   Issued
  Additional Paid-in              11,536,481          11,512,038
   Capital
  Accumulated Deficit             (4,019,312)         (4,612,082)
  Less Treasury shares of
  163,695 and 285,910 respectively (208,199)            (354,857)
                                 _____________       _____________
TOTAL STOCKHOLDERS EQUITY	   $7,363,109	      $6,599,238

TOTAL LIABILITIES AND            $20,272,922         $22,143,014
STOCKHOLDERS EQUITY (DEFICIENCY)

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                 SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   March 31       March 31
                                      1997           1996
                                  ------------    ------------
REVENUES                           $3,810,436     $2,816,902

COST OF SALES                       2,698,789      2,132,003
                                    ----------      ---------

  Gross Profit                      1,111,647         684,899

  Selling, General & Administrative   728,898         491,749
  Expenses                            ________        ________

Operating Income                      382,749         193,150

OTHER (INCOME) EXPENSE

  Interest Income                     (27,287)       (23,826)
  Interest Expense                    179,353        140,987
                                    __________      __________

  Total Other                         152,066         117,161
                                    __________      __________
Net Income                            230,683          75,989
 before Income Taxes

  Income Tax Prov. (Ben): Current      (9,437)         4,446
  Deferred                             117,238       (83,573)
                                    __________      __________

  Total Income Tax Prov.(Ben)         107,801        (79,127)

  Net Income from
  continuing operations 	       122,882        155,116

  Net Income from
  discontinued operations               43,046         42,205
  net of income taxes of $297,521
  and $27,197 respectively          __________      __________
  Net Income                          $165,928       $197,321
                                    __________      __________
                                    __________      __________
INCOME PER COMMON SHARE
  Primary
     Continuing operations            0.023          0.030
     Discontinued operations          0.008          0.008
                                     _______        _______
     Total                            0.031          0.038

  Fully Diluted
     Continuing operations            0.021          0.027
     Discontinued operations          0.007          0.007
                                     _______        _______
     Total                            0.028          0.034



The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the nine months ended

                                   March 31       March 31
                                      1997           1996
                                  ------------    ------------
REVENUES                           $11,259,165    $ 8,786,678

COST OF SALES                        8,154,461      6,483,365
                                    ----------     ----------

  Gross Profit                       3,104,704      2,303,313

  Selling, General & Administrative  1,780,878      1,501,156
  Expenses                            ________        ________

Operating Income                     1,323,826        802,157

OTHER (INCOME) EXPENSE


  Interest Income                     (59,695)       (83,313)
  Interest Expense                    568,353        397,875
                                    __________      __________

  Total Other                         508,658        314,562
                                    __________      __________
Net Income                            815,168        487,595
 before Income Taxes

  Income Tax Prov. (Ben):
        Current                       68,831         (87,446)
        Deferred                     281,853        (166,382)
                                    __________      __________

  Total Income Tax Prov.(Ben)        350,684       (253,828)

  Net Income from
  continuing operations               464,484        741,423


  Income from discontinued
  operations, net of income          128,286         129,129
  taxes of $352,019 and
  $83,509 respectively             __________      _________
  Net Income                         $592,770      $870,552
                                    __________      __________
                                    __________      __________
INCOME PER COMMON SHARE
  Primary
     Continuing operations            0.086          0.14
     Discontinued operations          0.024          0.02
                                     _______        _______
     Total                            0.11          0.16

  Fully Diluted
     Continuing operations            0.08          0.13
     Discontinued operations          0.02          0.02
                                     _______        _______
     Total                            0.10          0.15

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


               SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED MARCH 31, 1997
                          (UNAUDITED)
                     Common Stock
                       $.01 Par                  	        Treasury
                        Value     Additional   Accumulated        Stock
                       _________    Paid-in     (Deficit)   _________________
          Shares        Amount     Capital		    Shares     Amount
         ___________  ___________ ____________  ____________ _______ ________
Balances 5,413,901    $54,139   $11,512,038  ($4,612,082)    285,910 $354,857
 June 30,
  1996

Reissuance
of shares		            24,443                (122,215)($146,658)

Net Income                                      592,770
 for the
 9 Months
 Ended
March
 31, 1997 _____________________________________________________________________
Balances 5,413,901  $54,139   $11,536,481   ($4,019,312)    163,695  $208,199
at March
 31,1997

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the nine months ended
                                  March 31       March 31
                                     1997           1996
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net Income                     $592,770        $870,552
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and              380,586          429,871
     amortization
    Deferred Income Tax		  546,349        (94,067)
    Gain on sale of               (30,000)         (4,028)
     fixed assets
    Gain on sale of subsidiary   (289,819)
  Changes in operating assets
   and liabilities:
    (Increase) decrease in         86,751     (2,225,172)
     accounts receivable
    (Increase) decrease in       (619,269)     (2,130,089)
     other assets
    (Decrease) increase in        (469,427)      1,578,426
     accounts payable
    (Decrease) increase in        (166,552)       (174,928)
     accrued expense             __________      _________
Net cash provided (used) in         31,389     (1,749,435)
 operations

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (318,708)       (60,259)
  Proceeds from sale of            30,000           4,028
   fixed assets
  Proceeds from sale of
    subsidiary                    1,992,526
                                  __________      _________
Net cash used in investing        1,703,818       (56,231)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

  Net Proceeds From (Payments on)
  short-term debt                 423,542       1,515,741

  Payments on long-term         (1,128,041)     (119,772)
   debt
  Proceeds from long-term                       1,000,000
   debt
  Purchase of treasury
  stock				               (1,264,000)
  Sale of treasury
  stock                            832,601       264,000
                           	 __________      _________
Net cash provided by                128,102     1,395,969
 financing activities


Increase (Decrease) in cash      1,863,309      (409,697)
 and cash equivalents
Cash and cash equivalents        1,704,654      1,951,004
 at beginning of period         ___________    ___________
Cash and cash equivalents       $3,567,963    $1,541,307
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                     March 31, 1997


1.   BASIS OF PRESENTATION:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. This report should be read in conjunction with the Company's annual financial report on Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   CAPITAL TRANSACTIONS:

	In July, 1996, a director acquired 75,000 shares of the treasury stock for $105,000 and in November, 1996, certain members of management acquired 47,215 shares of the treasury stock for $66,101.


3.   DISPOSITION OF DIVISION:

     Effective January 30, 1997, SETECH, INC. (the Company) sold its government services division consisting of two subsidiaries, BARTON ATC, Inc. and BARTON ATC International, Inc. for $2,150,000 in immediate cash and $1,000,000 in proceeds contingent upon the renewal, within eighteen months, of certain contracts with Federal Agencies. Management anticipates, but can give no assurance, that these contracts will be renewed within the eighteen month period. Such contingent proceeds will be recognized when realized. The gain to be recognized currently from this transaction approximates the related provision for income taxes.

    Proforma results from operations, assuming the transaction had occurred on June 30, 1995 are summarized as follows:

                                                    Three months ended
                                                          March 31
                                                    ___________________
                                                      1997        1996
                                                    ___________________

                 Operating revenues                $3,810,436   $2,816,902
                 Net income                           122,882      155,116
                 Earnings per share:
                     Primary                           .023         .030
                     Fully diluted                     .021         .027



                                                      Nine months ended
                                                          March 31
                                                    ___________________
                                                      1997        1996
                                                    ___________________

                 Operating revenues               $11,259,165   $8,786,678
                 Net income                           464,484      741,423
                 Earnings per share:
                     Primary                             .086       .14
                     Fully diluted                       .08        .13

4.   INCOME TAXES:

     The Company income tax provisions for the three months and nine months ended March 31, 1997, are summarized as follows:

                                             Three months     Nine months
                                            _____________    _____________
                     Current                  $137,093         $156,354
                     Deferred                  268,229          546,349
                                              --------         ---------
                                              $405,322         $702,703
                                              --------         ---------
                                              --------         ---------

                     Continuing operations    $107,801         $350,684
                     Discontinued operations   297,521          352,019
                                              --------         ---------
                                              $405,322         $702,703
                                              --------         ---------
                                              --------         ---------

     Adjustments were made to the valuation allowance (as of July 1, 1995) for realization of net operating loss deductions based upon the company's improved results of operations. The related deferred income tax benefits amounted to $127,500 for the three months and $535,500 for the nine months, ended March 31, 1997.


5.   SUBSEQUENT EVENTS:

     Subsequent to March 31, 1997, the company has signed a non-binding letter of intent to purchase the stock of a distribution company. The negotiations are in progress.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

Results of Operations

    The Company realized net income from continuing operations for the three months ended March 31, 1997 of $230,683, compared to a net income before taxes of $75,989 for the three months ended March 31, 1996.
Such net income represents stable operations of Southeastern Technology, Inc. ("Southeastern"), and Titan Services, Inc. ("Titan").

    The Company sold its government services division as of January 31, 1997 (see note 3 to the financial statements). Government services division operations have been reclassified as discontinued operations in the statement of income.

    The Company realized net income before taxes for the nine months ended March 31, 1997 of $815,168 compared to a net income before taxes of $487,595 for the nine months ended March 31, 1996. This increase in income is attributable to continued increases in sales and net income of Southeastern Technology, and achievements of Titan Services, Inc. under its current contracts.

    SETECH, Inc., a Delaware corporation (the "Company") was formed in 1987. The Company is engaged in the business of providing
"integrated supply"/inventory management services and job shop machining, engineering products and related services to a variety of industries including automotive, aviation, and medical through its two subsidiary corporations:

		Titan Services, Inc. ("Titan")
                Southeastern Technology, Inc. ("Southeastern")

    In August, 1996, the Company changed its name from "Aviation
Education Systems, Inc." to "SETECH, INC." to better reflect its diversified business operations.

    Subsequent to March 31, 1997, the company has signed a non-binding letter of intent to purchase the stock of a distribution company. The negotiations are in progress.

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

    Titan operates under three contracts as a source supplier of purchasing and inventory control functions for a major automobile manufacturer at two automotive plants, one in Tennessee and one in Michigan.
Titan has received several major awards in recognition of its high level of performance from the customer. Contracts with this single customer currently account for virtually all of Titan's revenues.

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

Liquidity and Capital Resources

    At June 30, 1996, the Company's current assets exceeded its current liabilities by approximately $4,124,457. Working capital increased to $5,626,898 at March 31, 1997.

    Titan and Southeastern each maintains a secured revolving line of credit with a banking institution with the following maximum amounts:

		Titan		$9,400,000
		Southeastern       600,000


    This debt structure results in sufficient capital to support the Company's existing operations. In December, 1996, the Company replaced its Titan and Southeastern banking institution with another financial institution with similar terms and conditions. The Titan subsidiary, however, now has increased availability with approved contracts.

                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    The company has tentatively settled, out of court, its case against the former attorneys of the Company for $45,000.00. There are, however, no signed settlement agreements at this time.


Item 2.    Changes in Securities

     a.	None

     b.	None

     c. None



Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holder

    Subsequent to the end of the quarter, the Company's authorized shares were reduced from 400,000,000 to 10,000,000 in reflection of the 1 for 20 reverse stock split. The reduction in authorized shares was approved by consent action of a majority of the company's shareholders on April 8, 1997.

Item 5.    Other Information
	   None

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     None.
           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SETECH, INC.



Date: May 14, 1997  By_/s/ Thomas N. Eisenman__________________
                            President


Date: May 14, 1997  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins, Vice President, CFO