Form 10KSB
period 1997-06-30
SETECH INC /DE
filed 1997-09-26
CIK 812371

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                            FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For   the   transition  period  from   _____________________   to
          ______________________________

     Commission file number 1-10310

                           SETECH, INC.
          (Name of small business issuer in its charter)

DELAWARE                                                        11-2809189
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

905 INDUSTRIAL DRIVE, MURFREESBORO, TENNESSEE     37129
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

     State issuer's revenues for the most recent fiscal year  $35,167,717

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,015,278

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,669,003

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

                       CAUTIONARY STATEMENTS

     This annual report on Form 10-KSB contains statements relating to the future of SETECH, Inc (the "Company") (including certain projections and business trends) that are "forward looking statements" as defined by
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward looking statements. When used in this Form 10-KSB with respect to the Company, the words "estimate," project," "intend," "anticipate," "expect," "foresee," "believe" and similar expressions are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The risks and uncertainties relating to the forward looking statements include, but are not limited to, changes in political, economic and/or labor conditions; changes in the regulatory environment; the Company's ability to integrate its acquisitions; competitive production and pricing pressures; as well as other risks and uncertainties.

                              PART I

ITEM 1.   BUSINESS.

GENERAL

     SETECH, INC., formerly named Aviation Education Systems, Inc., is a Delaware corporation (the "Company") formed in 1987. The Company is engaged in the businesses of providing "integrated supply"/inventory management services, general line industrial distribution services, as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical through its three subsidiary corporations:

          Titan Services, Inc. ("Titan").
          Southeastern Technology, Inc. ("Southeastern")
          Lewis Supply Company, Inc. ("Lewis")

     In August 1996, the Company changed its name from "Aviation Education Systems, Inc." to "SETECH, INC." to better reflect its diversified business operations.

     The Company acquired Titan and Southeastern in September 1993 upon the acquisition of their parent corporation, SEtech, Incorporated. The Company caused SEtech, Incorporated to be merged into the Company, resulting in Titan and Southeastern becoming direct and separate subsidiaries of the Company. The Company acquired Lewis Supply Company, Inc. in June of 1997. Titan and Southeastern are Tennessee corporations; Lewis is incorporated under Delaware law.

     On January 30, 1997, the Company sold all of the stock of two of its wholly owned subsidiaries, Barton ATC, Inc. ("BARTON") and Barton ATC International, Inc. ("BARTON Intn'l") (sometimes referred to collectively in the Company's public filings as the "Government Services Group") to Serco Group, Inc., a wholly-owned subsidiary of Serco Group plc, a British publicly traded company. (For a more detailed description of the Company's sale of its Government Services Group, please see the Company's Form 10-QSB for the quarterly period ended December 31, 1996, filed with the Commission February 14, 1997).

TITAN

TITAN'S OPERATIONS

     Titan operates in a business segment offering "integrated supply" services to the manufacturing industry. Presently, Titan delivers its services primarily to the automotive industry through facilities located in Tennessee and Michigan. Titan provides procurement, engineering and maintenance/repair services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. These types of services are increasingly being utilized by major manufacturers to supplement and enhance in-house capabilities and control costs.

COMPETITION

     Titan operates in the segment of industry known as "integrated supply." Titan has encountered competing firms, and integrated suppliers operate in a highly competitive market. Additionally, Titan may in the future encounter presently unforeseen competition.

MAJOR CUSTOMERS

     Titan operates under three contracts as a source supplier of purchasing and inventory control functions for General Motors Corporation at three automotive plants, located in Tennessee and Michigan. Titan has received several major awards in recognition of its high level of performance from General Motors. Contracts with this single customer account for virtually all of Titan's revenues.

PRINCIPAL SUPPLIERS

     Titan acquires machining services and parts from a wide variety of machine shops. OEM spare parts are purchased from the original manufacturer. Titan purchases approximately 3% of its parts from its co-subsidiary Southeastern.

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

LEWIS

LEWIS' OPERATIONS

     Lewis is a general line industrial distributor with a strong integrated supply presence. Presently, Lewis delivers its services to customers in Tennessee, Mississippi, Arkansas, Alabama, Kentucky and Missouri.

COMPETITION

     The industrial distribution industry is highly competitive and features numerous distribution channels, including national, regional and local distributors; direct mail suppliers; large warehouse chains; hardware stores; and manufacturers' own sales forces. Many of Lewis' competitors in industrial distribution are small enterprises who sell to customers in a limited geographic area, but Lewis also competes against several large distributors that have significantly greater resources than Lewis. As customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply, they are, among other things, reducing the number of their industrial suppliers. Also, industrial suppliers are consolidating to achieve economies of scale and increase efficiencies, which consolidation trend could cause the industry to become more competitive. In addition, new competitors may emerge. Certain of Lewis' competitors sell identical products for prices lower than those offered by Lewis. Moreover, Lewis also competes on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. There can be no assurance that Lewis will be able to compete successfully under such conditions.

     Additionally, like Titan, Lewis operates in the segment of industry known as "integrated supply." Lewis has encountered competing integrated supply firms, and integrated suppliers operate in a highly competitive market. Lewis may in the future encounter presently unforeseen integrated supply competition.

MAJOR CUSTOMERS

     Lewis had three customers which accounted for 14%, 11% and 9%, respectively, of Lewis' sales during its year ended January 31, 1997. In addition, Lewis supplies integrated supply services under six contracts which together account for 35% of Lewis' revenues. Because the Lewis acquisition was contemporaneous with the close of the Company's fiscal year, none of Lewis' revenues are reflected on the Company's Statements of Operations included in this Form 10-KSB. (See Note 2 of the June 30, 1997 financial statements included in this Form 10-KSB for unaudited pro forma information combining the consolidated results of the Company and Lewis as if the Acquisition had occurred on July 1, 1995.)

PRINCIPAL SUPPLIERS

     Historically, the availability of supplies has not been of concern to Lewis' management. Lewis has over 4500 suppliers nationwide.

EMPLOYEES OF COMPANY AND SUBSIDIARIES

     As of June 30, 1997, the Company and its three subsidiaries had 211 full-time employees, including 5 executive personnel and 6 part-time employees. The employees are apportioned among the businesses as follows:
SETECH (2, both of whom are executives); Titan (39 full-time, including 1 executive, 1 part-time); Southeastern (47 full-time, including 1 executive, 5 part-time); Lewis (123 full-time, including 1 executive).


ITEM 2.   PROPERTIES.

     Among the Company and its subsidiaries, only Lewis owns any real property.

     Lewis purchased the property at 477 South Main Street in Memphis Tennessee in November of 1986. Currently, $66,942 remains outstanding on Lewis' mortgage. This Memphis location serves as the headquarters of Lewis' operations. In addition, Lewis leases buildings, equipment, and vehicles under non cancelable operating leases.

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

ITEM 3.   LEGAL PROCEEDINGS.

     The Company has settled the lawsuit it filed on October 20, 1992, against its former officials, James E. Turner, the Company's former President, Chief Executive Officer, Treasurer, Chairman and a member of the Board of Directors; Donna M. Turner, the Company's former Secretary and a Director; and Paul F. Caviglia, Jr., the former Chief Financial Officer, and subsequently amended to add as defendants the Company's prior attorneys, Blau, Kramer, Wactler, Lieberman and Satin, P. C., David Lieberman and Richard Satin. The Company has agreed to accept $45,000 in settlement of its claim against the former attorneys, and $25,000 in settlement of its claim against James E. Turner.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     On April 8, 1997, a majority of the shareholders of the Company consented to an amendment to the Company's Articles of Incorporation to reduce the number of authorized shares from 400,000,000 to 10,000,000. In accordance with Delaware law, the remaining shareholders were promptly notified of this action.


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS.

     (a) Marketing Information - There is only a limited and sporadic trading market for the Company's common stock, currently trading over the counter, which has historically been thinly traded with limited market maker participation.

     The following table, prepared from information supplied by the National Quotation Bureau, sets forth the range of high and low bid prices for the Company's common stock for the fiscal periods indicated (which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions) (prices for 1996 have been adjusted to give effect to the June 30, 1996 reverse stock split):

                                        COMMON STOCK

                                        High      Low
1996 (Fiscal)
First Quarter                           1.90      .40
Second Quarter                          2.0       .40
Third Quarter                           2.20      2.00
Fourth Quarter                          2.20      1.20

1997 (Fiscal)
First Quarter                           N/A       N/A
Second Quarter                          1 3/4     1 5/8
Third Quarter                           1 11/16   1 1/2
Fourth Quarter                          1 9/16    1 1/32

     (b) Holders - There were approximately 180 holders of record of the Company's common stock as of June 30, 1997, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends - The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.

     Effective as of June 30, 1996, the Company effectuated a twenty-to-one reverse stock split which reduced the number of shares of the Company's single class of common stock. As a result of the twenty-to-one reverse stock split, the price per share of the Company's common stock increased by a multiple of 20.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

     With the acquisition of Lewis (the "Acquisition") and the disposition of its Government Services Group, the Company is increasing its focus on integrated supply. While the Company believes that it will realize certain long-term synergies through the combination of the integrated supply capacities of Titan and Lewis, there can be no assurance that such synergies will be realized. Nonetheless, Management believes that the assimilation of Lewis following the Acquisition is going smoothly.

     The Company believes that a strategic opportunity exists during the short and near-term to expand its integrated supply business with Titan's existing automotive manufacturing customer. The Company will also seek to market its integrated supply services to other manufacturing businesses. Company management constantly considers the most advantageous utilization of its financial, personnel and tangible resources, including appropriate acquisitions and dispositions.

RESULTS OF OPERATIONS

     For the fiscal year ended June 30, 1997, the Company posted net revenues of $35,167,717, compared to $34,468,123 for the previous fiscal year. (Please see Note 1 of the June 30, 1997 financial statements included with this Form 10-KSB relating to "Reclassification of Financial Statement Presentation," where it indicates that amounts received from customers for the cost of inventory acquired and sold under inventory procurement and management contracts, which were previously recorded as a reduction in cost of revenues, have been reclassified as revenues.) The Company realized an income from continuing operations before income taxes for the fiscal year ended June 30, 1997, of $941,599 compared to $709,868 for the fiscal year ended June 30, 1996, an increase of 32.6%. These revenue and income figures do not reflect amounts attributable to the Government Services Division, sold by the Company January 31, 1997, and accounted for as a separate line item called "Discontinued Operations" in the Company's Statements of Operations included in the June 30, 1997 financial statements included in this Form 10-KSB. (See Note 16 of these financial statements for further explanation.) Nor do these revenue and income figures reflect amounts attributable to Lewis, acquired by the Company June 26, 1997. (Please see
Note 2 of the June 30, 1997 financial statements included in this Form 10-KSB for unaudited pro forma information combining the consolidated results of the Company and Lewis as if the Acquisition had occurred on July 1, 1995.)
     In accordance with FASB Statement 109, the Company's statement of operations for the fiscal year ended June 30, 1997 reflects an income tax provision of $428,026. Please see Note 9 of the June 30, 1997 financial statements included in this Form 10-KSB for detailed analysis and explanation.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company's current assets exceeded its current liabilities by approximately $19,829,912. Please note that the assets and liabilities of Lewis are reflected in the 1997 numbers on the June 30, 1997, balance sheet included in this Form 10-KSB, while amounts attributable to the Government Services Division are not included. (Please see Notes 1, 2 and 16 of the June 30, 1997 financial statements included in this Form 10-KSB.)

     The Company maintains a secured revolving line of credit with a banking institution in the maximum amount of the lesser of $25 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement. (Please see Exhibit 4.1 and Note 7 of the June 30, 1997 financial statements included in this Form 10-KSB for a description of the terms and maturities of this loan.)

     See Item 12, "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal years ended June 30, 1996 and 1997.

     Management believes, but can give no assurance, that these infusions of debt and equity capital will result in sufficient capital to support the Company's existing operations, but the Company may be required to seek external financing sources to support expansion of its existing lines of business. There can be no assurance that the Company would be able to obtain such financing on reasonable or attractive terms, if at all.

LOSS CONTINGENCIES
                    None.



               [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 7.   FINANCIAL STATEMENTS.

SETECH, INC. and Subsidiaries:

     Report of Independent Public Accountants.
     Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996. Consolidated Statements of Operations for the fiscal years ended June
        30, 1997 and 1996.
     Consolidated Statements of Changes in Stockholders' Equity for the
          fiscal years ended June 30, 1997 and 1996.
     Consolidated Statements of  Cash Flows for the fiscal years ended June
        30, 1997 and 1996.
     Notes to Consolidated Financial Statements.

SETECH, INC. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 1997 AND 1996

TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Setech, Inc.:


We have audited the accompanying consolidated balance sheet of SETECH, INC. (a Delaware Corporation and formerly Aviation Education Systems, Inc.) and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Setech, Inc. and Subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                         /s/ Arthur Andersen LLP

Nashville, Tennessee
August 29, 1997

                     INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Aviation Education Systems, Inc.
Murfreesboro, Tennessee


We have audited the accompanying consolidated balance sheet of SETECH, INC. (a Delaware Corporation and formerly Aviation Education Systems, Inc.) and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviation Education Systems, Inc. and subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ Dempsey Wilson & Company, PC

Murfreesboro, Tennessee
August 19, 1996

SETECH, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

JUNE 30, 1997 AND 1996

                       ASSETS                                 1997                  1996
CURRENT ASSETS:
   Cash and cash equivalents                            $ 1,633,559          $ 1,328,854
   Accounts receivable, less allowance for
doubtful accounts of $110,689 and $1,665,                 8,449,902            4,549,164
respectively
   Inventories                                           17,305,262            9,302,796
   Deferred tax asset                                      520,328               306,000
   Stock subscriptions receivable                                -               661,500
   Net assets of discontinued operation                          -             1,735,916
   Prepaid expenses and other current assets               504,621                71,323
                                                        --------------      ---------------
        Total current assets                            28,413,672            17,955,553


PROPERTY AND EQUIPMENT, NET                              1,746,551               587,347
NONCURRENT DEFERRED TAX ASSET                               31,197               629,680
COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF
ACCUMULATED AMORTIZATION OF $559,959  AND $413,883,
RESPECTIVELY                                               6,954,320             1,777,272

OTHER ASSETS                                               126,484                24,072
                                                        ---------------      ---------------
        Total assets                                    $ 37,272,224         $ 20,973,924
                                                        ---------------      ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable-financial institutions                 $        -           $ 7,794,044
    Current portion of long-term debt                      411,620               539,016
   Current portion of capital lease obligations             95,129                58,189
   Accounts payable                                      5,975,425             3,353,691
   Accrued expenses                                      2,015,289             1,351,888
   Income taxes payable                                     86,297                47,636
                                                        ----------------     ---------------
        Total current liabilities                        8,583,760            13,144,464
                                                        ----------------     ---------------

LONG-TERM DEBT, NET OF CURRENT PORTION                  20,099,790             1,075,497
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION          411,562               154,725
                                                        ----------------     ---------------
                                                        20,511,352             1,230,222
                                                        ----------------     ---------------
COMMITMENTS AND CONTINGENCIES

PUTTABLE STOCK                                             510,204                     -
                                                        ----------------     ---------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 and
    400,000,000 shares authorized, respectively;
    5,669,003 and 5,413,901 shares issued, respectively     56,690                54,139
   Additional paid-in capital                           11,916,583            11,512,038
   Accumulated deficit                                  (4,098,166)           (4,612,082)
   Treasury stock                                         (208,199)             (354,857)
                                                        ----------------     ----------------
                                                         7,666,908             6,599,238
                                                        ----------------     ----------------

        Total liabilities and stockholders' equity      $ 37,272,224         $ 20,973,924
                                                        ----------------     ----------------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

SETECH, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                              1997                  1996
REVENUES                                               $ 35,167,717          $ 34,468,123
COST OF REVENUES                                        31,500,600          31,509,822
                                                       ----------------     ---------------
       Gross profit                                     3,667,117            2,958,301

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                2,055,716            1,765,263
                                                       ----------------      --------------
       Operating income                                 1,611,401            1,193,038
                                                        ---------------      --------------
OTHER INCOME (EXPENSE):
  Interest income                                         99,834                75,124
  Interest expense                                      (769,636)             (558,294)
                                                        ---------------      -------------
                                                        (669,802)             (483,170)
                                                        ---------------      -------------
   Income from continuing operations before
     income taxes                                        941,599               709,868

INCOME TAX BENEFIT (PROVISION)                          (428,026)              692,882
                                                        ----------------      -------------
       Income from continuing operations                 513,573             1,402,750
                                                        ----------------     --------------
DISCONTINUED OPERATIONS:
  Operating income (loss), net of applicable tax
  provision of $132,604 and $113,238, respectively       112,112                 (3,511)
  Loss on disposal, net of applicable tax provision
     of $310,882                                        (111,769)                    -
                                                        ----------------     ----------------
       Income (loss) from discontinued operations            343                (3,511)
                                                         ---------------     ----------------

NET INCOME                                              $ 513,916            $ 1,399,239
                                                        -----------------    ----------------

NET INCOME  PER SHARE:
  Primary -
     Income from continuing operations                  $   0.10             $    0.27
     Income from discontinued operations                    0.00                  0.00
                                                         ----------          ------------
       Net income per share                             $   0.10             $    0.27

  Fully diluted -
     Income from continuing operations                  $   0.09             $    0.24
     Income from discontinued operations                    0.00                  0.00
                                                         -----------         ------------
       Net income per share                             $   0.09             $    0.24


The accompanying notes to consolidated financial statements are an integral part of these statements.

SETECH, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                       Treasury Stock             Common Stock              Paid-In        Accumulated
                                     Shares       Amount        Shares        Amount        Capital        Deficit        Total
BALANCE (DEFICIT), AT JUNE 30,    -                    $-     5,413,901       $54,139   $11,495,681   $(6,011,321)    $5,538,499
1995
  Purchase of treasury stock      1,018,410   (1,264,000)             -             -             -              -   (1,264,000)
  Sales of treasury stock         (732,500)       909,143             -             -        16,357              -       925,500
  Net income                      -                     -             -             -             -      1,399,239     1,399,239
                                 --------------------------------------------------------------------------------------------------
BALANCE (DEFICIT), AT JUNE 30,
1996                               285,910       (354,857)     5,413,901        54,139    11,512,038    (4,612,082)     6,599,238

   SALES OF TREASURY STOCK        (122,215)       146,658             -             -        24,443              -       171,101
  Issuance of stock for Lewis,
      net of amounts redeemable
      under put option            -                     -       255,102         2,551       380,102              -       382,653
  Net income                      -                     -             -             -             -        513,916       513,916
                                 ---------------------------------------------------------------------------------------------------
BALANCE (DEFICIT), at June 30,    163,695      $(208,199)     5,669,003       $56,690   $11,916,583   $(4,098,166)    $7,666,908
1997


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SETECH, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                              1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                    $  513,573           $ 1,402,750
   Adjustments to reconcile income from continuing
operations to net cash used in continuing operations:
        Depreciation and amortization                      316,381               344,184
        Bad debt                                                 -                (5,835)
        Deferred income taxes                              384,968              (566,859)
        Gain on disposal of equipment                            -                (4,028)
        Changes in operating assets and liabilities:
          Accounts receivable                            1,261,779            (3,075,982)
          Inventories                                   (1,591,748)           (3,047,101)
          Other assets                                     (90,264)              (24,914)
          Accounts payable                                (988,864)            2,150,030
          Accrued expenses                                 120,765                70,906
          Income taxes payable                              38,661              (129,318)
                                                         --------------      ---------------
             Net cash used in continuing operations        (34,749)           (2,886,167)
                                                         --------------      ---------------
   Discontinued operations:
        Income (loss) from discontinued operations         112,112                (3,511)
        Loss on disposal of discontinued operations       (111,769)                    -
        Changes in net assets of discontinued              (90,748)                3,511
          operations                                       ------------      ---------------
             Net cash used in discontinued operations      (90,405)                    -
                                                           ------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                              -                 4,028
    Proceeds from sale of business                       2,150,000                     -
    Consideration paid for Lewis                        (6,306,357)                    -
    Purchase of equipment                                 (122,079)              (53,985)
                                                         ---------------       -------------
             Net cash used in investing activities      (4,278,436)              (49,957)
                                                        ----------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) short-term debt      (7,794,044)            3,165,607
   Proceeds from long-term debt                         13,011,940             1,000,000
   Payments on long-term debt                           (1,254,098)             (470,338)
   Payments on capital lease obligations                   (88,104)                    -
   Proceeds from sale of treasury stock, less related
     receivable                                            171,101               264,000
   Collection of stock subscriptions receivable            661,500                     -
   Purchase of treasury stock                                    -            (1,264,000)
                                                         --------------      --------------
             Net cash provided by financing
                activities                                4,708,295             2,695,269
                                                         --------------      --------------
NET  INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            304,705              (240,855)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                       1,328,854             1,569,709
                                                          -------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,633,559          $ 1,328,854

     (CONTINUED)

  SETECH, INC. AND
    SUBSIDIARIES


    CONSOLIDATED
 STATEMENTS OF CASH
       FLOWS

FOR THE YEARS ENDED
 JUNE 30, 1997 AND
        1996

    (CONTINUED)

                                                              1997                  1996
SUPPLEMENTARY INFORMATION:
    Cash paid from continuing operations during the
        year for:
      Interest                                          $  747,337           $   572,649
      Income taxes                                          47,636                38,176
    Non-cash transactions:
      Notes payable issued to former shareholders of
       Lewis in connection with acquisition                750,000                     -

      Stock issued for acquisition of Lewis                892,857                     -
      Additional shares of stock to be issued for
         acquisition of Lewis                              107,142                     -
      Long-term capital leases                             363,386               251,623

  THE ACCOMPANYING
      NOTES TO
    CONSOLIDATED
FINANCIAL STATEMENTS
ARE AN INTEGRAL PART
OF THESE STATEMENTS.

SETECH, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND 1996



THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   SETECH, Inc. (formerly Aviation Education Systems, Inc. and the "Company") is a provider of integrated supply services specializing in the procurement and management of tooling, supply and proprietary spare parts inventories for the automotive and other manufacturing industries, as well as a provider of sophisticated machining services primarily for aviation and medical instrument manufacturing concerns.

   Prior to January of 1997, the Company was also a provider of air traffic control, weather observing and forecasting services under contracts with the FAA and other federal, state and local governments and agencies through its former subsidiaries Barton ATC, Inc. and Barton ATC International, Inc. In January of 1997, the Company sold its stock in these subsidiaries (see Note
   16).

   PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), Southeastern Technology, Inc. and Titan Services, Inc. References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

   CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

   INVENTORIES

   Inventories are generally stated at the lower of cost or market. Cost is determined principally using the first-in, first-out (FIFO) method.

   PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows: vehicles and machinery and equipment - 3 to 7 years; furniture and fixtures
   - 5 to 7 years; leasehold improvements - 7 to 15 years; building - 40 years. Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

   The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

   Property and equipment obtained through purchase acquisitions are stated at the estimated fair value determined on the respective dates of acquisitions.

   INTANGIBLE ASSETS

   The excess of the aggregate purchase price over the fair value of assets of businesses acquired (goodwill) are being amortized on a straight-line basis over a period of 15 to 40 years.

   Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

   REVENUE AND EXPENSE RECOGNITION

   The Company maintains contracts with its customers to procure and manage tooling, supply and proprietary spare parts inventories under various terms. The Company's contracts are generally from three to five years in length
   with renewal provisions for subsequent periods.   Management expects to
   renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

   Revenues from procurement and inventory management services are recognized as the related inventory items are delivered and as fixed fees and incentives are earned.

   CREDIT RISK AND CONCENTRATION OF ACTIVITIES

   The Company grants credit terms in the normal course of business to its customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

   A significant number of the Company's customers are in the aviation,
   automobile and medical instrument industries.   Approximately 73% of the
   Company's total revenues, for the 1997 and 1996 fiscal years, were to a customer in the automobile industry. Trade accounts receivable at June 30, 1997 include approximately $2.3 million due from the same customer .

   INCOME TAXES

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   STOCK-BASED COMPENSATION

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because all options are granted with exercise prices equal to or greater than the estimated fair market value at the date of grant. See Note 11 for further discussion.

   NET INCOME PER SHARE

   Primary net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Fully diluted net income per share reflects the effect of common shares contingently issuable upon conversion of convertible debt securities in periods in which such conversion would cause dilution and the effect on net income of converting the debt securities.

   Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997, and establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the second quarter of fiscal 1998. Adoption of SFAS 128 at June 30, 1997 would not have a material effect on the Company's financial statements, taken as a whole.

   RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

   Amounts received from customers for the cost of inventory acquired and sold under inventory procurement and management contracts, which were previously recorded as a reduction in cost of revenues, have been reclassified as revenues in the accompanying consolidated statements of operations. This reclassification conforms the Company's presentation to industry practice.

   Certain additional reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   NEW ACCOUNTING PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement imposes criteria for evaluating the recoverability of long-term assets at each balance sheet date. The Company adopted SFAS 121 effective July 1, 1996. The Company did not experience a material impact on its results of operations, financial condition or cash flows as a result of adoption.

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt SFAS 129 in the second quarter of fiscal 1998. Management does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.



2. ACQUISITION

   Effective June 26, 1997, the Company acquired Lewis in a purchase transaction. The acquisition was consummated by the exchange of 255,102 shares of the Company's common stock, a commitment to issue an additional 30,612 shares of the Company's common stock, $5,952,500 cash and notes payable totaling $750,000 for 100% of the outstanding shares of Lewis's common stock. The principal shareholder and three employees of Lewis also entered into an employment agreement and an agreement not to compete with the Company (see Note 13).

   The 30,612 additional shares of the Company's common stock will be issued in increments of 10,204 shares per year on June 1 of 1998, 1999 and 2000,
   respectively.   These shares have been valued as of the date of the
   acquisition and recorded in the accompanying consolidated balance sheets as an accrued expense.

   The total purchase price, including costs associated with the acquisition, was $8,056,356 which has been tentatively allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:


Current assets                     $11,898,815
Property and equipment                 844,045
Goodwill                             5,323,123
Other assets                           119,866
Deferred tax assets, net               324,149
Current liabilities                (4,046,092)
Long-term debt                     (6,407,550)
                                   ------------
                                    $8,056,356

   The purchase price has been allocated to the assets acquired and liabilities assumed based on information currently available as to their estimated fair
   values.   Should additional information indicate changes to this evaluation, net additions or reductions in the fair values currently assigned will be credited to or charged against amounts allocated to goodwill.

   The following unaudited pro forma information combines the consolidated results of the Company and Lewis as if the acquisition had occurred on July 1, 1995, after giving effect to amortization of goodwill and interest expense on borrowings to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations which would have been obtained during such periods. While the Company believes that it will realize certain long-term synergies through the integration of certain operating functions, there can be no assurances that such synergies can be realized, and no amounts have been reflected in the pro forma adjustments to reflect such anticipated synergies.

                                                           Fiscal Year Ended
                                                            June 30, 1997           June 30, 1996
                                                                          (UNAUDITED)

Revenues from continuing operations                       $ 76,253,990            $ 72,605,297
                                                          --------------         ---------------
Net income from continuing operations                     $ 432,485               $ 1,414,078
                                                          --------------         ---------------
Net income from continuing operations per
  share:
   Primary                                                $ 0.08                  $ 0.26
                                                          ---------------         --------------
   Fully diluted                                          $ 0.06                  $ 0.21

3. INVENTORIES

   Inventories consist of the following:

                                                                1997                   1996
       Parts purchased under procurement contracts      $15,586,937                   $ 7,530,264
       Specialty machining contracts in process         1,505,316                      1,338,698
       Raw materials                                      213,009                      433,834
                                                        --------------           ------------------
                                                        $17,305,262                   $ 9,302,796


PROPERTY AND EQUIPMENT

   Property and equipment, at cost, consist of the following:

                                                                1997                   1996
       Land                                               $28,717                     $ -
       Building                                           271,450                      -
       Machinery and equipment                          2,719,651                   2,341,478
       Furniture and fixtures                             595,790                      52,950
       Vehicles                                            39,534                      39,535
       Leasehold improvements                             150,068                     129,051
                                                       --------------              -------------
                                                        3,805,210                   2,563,014

       Less accumulated depreciation and
         amortization                                   (2,058,659)                (1,975,667)
                                                        -----------------          --------------
                                                        $1,746,551                   $ 587,347

   Depreciation expense totaled $170,306 in 1997 and $198,108 in 1996. Substantially all property and equipment is pledged as collateral on the Company's revolving line of credit (See Note 7).


5. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                                1997                   1996
       Employees' compensation and benefits              $906,057                     $ 858,618
       Other accrued expenses                             950,112                      135,326
       Customer deposits                                  159,120                      357,944
                                                         ------------          ------------------
                                                        $2,015,289                    $ 1,351,888

6. NOTES PAYABLE - FINANCIAL INSTITUTIONS

   During 1996 and a portion of 1997, the Company maintained revolving lines of credit with total borrowing capacity of $8,800,000 and interest
   at variable rates.   Amounts outstanding under these lines totaled
   $7,794,044 at June 30, 1996.   Substantially all of the Company's
   accounts receivable, inventory and fixed assets were pledged as collateral under the lines. The lines matured during 1997.


7. LONG-TERM DEBT

   Long-term debt as of June 30, 1997 and 1996, consists of the following balances:

                                                                1997                   1996
Revolving line of credit to bank, interest due
  monthly at LIBOR plus 2.5% (8.5% at June 30, 1997).
  Matures June 26, 2000.                                   $17,806,182                   $ -

Notes payable to former shareholders of Lewis,
  due in annual installments of  $250,000 principal plus
  interest at 7.5%.  Matures June 1, 2000.                     750,000                      -

Convertible subordinated debentures, due in
   annual installments of principal of $750,000
   beginning July 1, 1999.   Interest payable
   annually at 8.5%.  Matures July 1, 2000.
   Convertible to common stock in the event of
   default at a rate of one common share for
   each $3 of principal and interest
   outstanding.                                              1,500,000                      -

Convertible subordinated debentures, due in
    annual installments of principal and interest
    of  $161,024 at 8.0%.  Matures from June 30,
    1999 to March 1, 2001.   Convertible to
    common stock in the event of default at
    varying rates of one common share for each $1
    to $1.06 of principal and interest
    outstanding.                                                362,630                      565,291

                                                                      1997                     1996
       Convertible subordinated debentures extinguished
          during 1997.                                       $-                       $ 1,000,000
       Other notes payable                                      92,598                     49,222
                                                              --------------          -----------------
                                                             20,511,410                 1,614,513
       Less current portion                                  (411,620)                   (539,016)
                                                             ----------------         -----------------
                                                             $20,099,790               $ 1,075,497

   The Company's debentures are payable to two of its stockholders and are subordinated to all other indebtedness. Outstanding principal and accrued interest is convertible to the Company's common stock only in the event of default. The notes payable to former Lewis shareholders are subordinated to the revolving line of credit facility.

   Maximum borrowings available under the revolving line of credit are limited to the lesser of $25 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement (the "Agreement"). Additional borrowings available under the line at June 30, 1997 were approximately $1 million. In addition to customary provisions related to events of default, the Agreement provides that an event of default will occur upon the termination of any "eligible supply contract" (as defined in the Agreement) or upon a change in control of the Company (as defined in the Agreement). The revolving line of credit is secured by substantially all assets of the Company and contains covenants regarding certain financial statement amounts, ratios and activities of the Company and its subsidiaries. At June 30, 1997, the Company was in compliance with such covenants or had obtained appropriate waivers.

   Annual maturities of long-term debt are summarized as follows:

                  YEAR ENDING JUNE 30,
1998                             $411,620
1999                              422,422
2000                           18,882,583
2001                              794,785
                               ------------
                              $20,511,410

8. CAPITAL LEASE OBLIGATIONS

   The Company leases certain manufacturing equipment under capital leases. Related cost and accumulated depreciation of assets under capital leases at June 30, 1997 and 1996 are as follows:

                                                1997                  1996
Machinery and equipment                   $615,010              $251,624
Accumulated depreciation                  (80,626)              (22,328)
                                          -------------        ---------------
                                          $534,384              $229,296


   The future minimum lease payments required under the capital leases at June 30, 1997 are summarized as follows:

            Year
            1998                                           $167,756
            1999                                            167,756
            2000                                            114,023
            2001                                             92,382
            2002                                             70,564
                                                            ---------
            Total minimum lease obligations                 612,481
            Less: interest                                 (105,790)
                                                         -------------
            Present value of total minimum lease
              obligations                                $  506,691


9. INCOME TAXES

   Income tax expense (benefit) on income from continuing operations consisted of the following for the fiscal years ended June 30, 1997 and 1996:

                                                                1997                   1996
       Current tax expense (benefit)                      $43,058                     $ (64,370)
       Deferred tax expense                               391,675                      440,836
       Reduction in valuation allowance                   (6,707)                      (1,069,348)
                                                        -----------------      ---------------------
                                                         $428,026                     $ (692,882)

 A reconciliation of the U.S. Federal statutory rate to the effective rate for income tax expense (benefit) on income from continuing operations is as follows:

                                                1997                  1996
U.S. Federal statutory rate               $320,144              $199,521
State taxes on income                       37,664                18,224
Expenses not deductible                     57,380                90,246
Other                                       19,545                68,475
Change in valuation allowance              (6,707)           (1,069,348)
                                         ------------        --------------
                                          $428,026            $(692,882)

Significant components of the Company's deferred tax liabilities and assets, using a tax rate of 38%, are as follows:

                                                                1997                   1996
       Current assets:
         Reserves on assets                              $314,650              $ -
         Liabilities not yet deductible                   187,570            250,598
         Other                                             18,108             55,402
                                                       ------------          -------------
                Net current asset                         520,328            306,000
                                                       ------------          -------------
       Noncurrent assets (liabilities):
         Net operating loss deductions                 66,801                 831,483
         Other                                         -                      (43,185)
         Depreciation                                  (35,604)               (151,911)
                                                       -------------         ------------
           Noncurrent asset                            31,197                 636,387
           Less valuation allowance                    -                      (6,707)
                                                       --------------        ------------
                Net noncurrent asset                   31,197                 629,680
                                                       --------------        ------------
       Total net deferred tax asset                      $551,525                $935,680

   SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative
   evidence such as cumulative losses in recent years."   In 1996, the Company
   significantly reduced a previously recorded valuation allowance based upon
   expected realization of tax benefits.   The ultimate realization of deferred
   income tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is unable to generate sufficient taxable income in the future through operating results or tax planning opportunities, increases in the valuation allowance will be required through a charge to expense (decreasing stockholders' equity).

   At June 30, 1997, the Company had approximately $200,000 of net operating loss carryforwards for federal income tax purposes available to offset future taxable income, which begin expiring in 2003.

10. PUTTABLE STOCK AND SHAREHOLDER AGREEMENT

   In connection with the acquisition of Lewis, 255,102 shares of the Company's common stock issued and 30,612 of the shares to be issued are subject to a
   shareholder agreement.   Under the terms of the agreement, the shareholder
   has the option to require the Company to repurchase the shares at a price of $2.00 per share if the Company has not effected a public offering of the Company's common stock on a major stock exchange prior to April 30, 2000, or in the event of a change in control of the Company (as defined in the
   agreement).   The agreement also requires the shareholder to grant the
   Company a right of first refusal in certain circumstances (as defined in the agreement) on any proposed sale of the Company's common stock by the shareholder. The agreement expires on June 30, 2000.


11.  STOCKHOLDERS' EQUITY

   COMMON STOCK

   During fiscal 1997, the Company decreased the number of authorized shares of common stock from 400 million to 10 million.

   On February 28, 1996, the Company repurchased 1,018,410 shares of the Company's common stock held by a former executive for $1,264,000. The Company subsequently reissued 732,500 of these treasury shares to certain officers, affiliates and existing shareholders for $925,500. Stock subscriptions receivable represent payments in transit on June 30, 1996 for the reissuance of shares. During fiscal 1997, a director and certain officers acquired 122,215 shares for $171,101.

   STOCK OPTIONS

   In August 1994, the Company approved stock option plans for officers, key executives and directors, which provide for both non-qualified and qualified incentive stock option grants for which options may be granted to "key employees" as designated by the Board of Directors. These options will vest over a period of four years and expire either three months after termination of employment or ten years after date of grant. The Company reserved up to 250,000 shares of its common stock for future issuance under these plans.
   At June 30, 1997, the Company had options for 29,556 shares outstanding under the plan with an exercise price of $1.40. No options were outstanding under the plan at June 30, 1996.

   In addition to the above plans, the Company issued options for 45,000 shares to an employee and former shareholder of Lewis during 1997. The options became exercisable upon issuance, have an exercise price of $3.50 per share and expire one month after termination of the individual's employment with the Company.

   The Company accounts for options issued to employees under APB Opinion No.
   25. All options are granted with exercise prices equal to or greater than management's estimate of the fair value of the Company's common stock on the
   date of grant.   As a result, no compensation cost has been recognized.

   Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the 1997 fiscal year:

                                                                        1997
Net income:                     As reported                      $ 513,916
                                                                 -----------
                                Pro forma                        $ 490,695

Net income per share:

   Primary                      As reported                      $   0.10
                                                                 ------------
                                Pro forma                        $   0.09

   Fully diluted                As reported                      $   0.09
                                                                 ------------
                                Pro forma                        $   0.09

   The resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option on its date of grant has been established for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                             1997

   Expected dividend yield                   0.00%
   Expected stock price volatility           0.00%
   Risk free interest rate                   6.05%
   Expected life of options                  5 years

12. NET INCOME PER SHARE

   The following table presents information necessary to calculate fully diluted net income per share for the fiscal years ended June 30, 1997 and 1996:

                                                                1997                   1996
         Income from continuing operations               $513,573                     $ 1,402,750
         Plus interest on convertible debentures, net
            of associated tax provision                    62,048                      47,207
                                                        -----------            --------------------
         Adjusted income from continuing
           operations                                    $575,621                     $ 1,449,957
                                                        ------------           ---------------------

         Weighted average shares outstanding            5,261,008                      5,158,850
         Plus additional shares issuable upon
           conversion of convertible debentures            891,883                      947,025
                                                         ------------          ---------------------
         Adjusted weighted average shares
           outstanding                                  6,152,891                      6,105,875


13. COMMITMENTS AND CONTINGENCIES

   LEASES

   The Company rents certain facilities, primarily office and warehousing facilities, under various operating leases which expire beginning March 1998 through December 31, 2006. Rent expense totaled $312,079 in 1997 and $259,744 in 1996, respectively.

   Minimum future lease payments are estimated as follows:

                  YEAR ENDING JUNE 30,
1998                   $150,017
1999                     11,690
2000                      3,936
                        ---------
                       $165,643

   EMPLOYMENT AND NONCOMPETE AGREEMENTS

   Subsequent to its acquisition of Lewis, the Company entered into an
employment agreement with a former shareholder of Lewis.   The agreement
contains certain severance benefits including one year of salary continuation if the employee is terminated without cause or resigns as a result of a change in control of the Company prior to the expiration of the agreement. The agreement is for a term of three years and includes an agreement not to compete with the Company for a period of one year after termination of the individual's employment with the Company.

   The Company also entered into employment agreements with three employees of
Lewis.   The agreements contain certain severance benefits including one year of salary continuation if the employees are terminated without cause prior to the expiration of the agreements. The agreements are for terms of two years and include an agreement not to compete with the Company for a period of one year after termination of employment with the Company.


   LITIGATION

   The Company is a defendant in certain legal matters in the ordinary course of business. Management believes that the resolution of such matters will not have a material effect on the Company's financial condition or results of operations.


14. WAGE DEFERRAL PLAN

   The Company sponsors a 401(k) wage deferral plan (the SETECH, Inc. 401k Plan and the "Plan"). All employees of the Company age 21 and older are eligible to participate beginning either on April 1 or October 1 subsequent to hire date. During 1997, employees could contribute up to the lesser of $9,500 or 15% of their salaries, subject to IRS limitations. All participant contributions to the Plan are fully vested at the time of contribution. Discretionary employer contributions vest ratably over five years of service to the Company. During fiscal 1997 and 1996, the Company made discretionary employer contributions to the Plan totaling $33,027 and $21,547, respectively.


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

   CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

   The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

   LONG-TERM DEBT

   The carrying amount of long term debt approximates fair value as the interest rates are predominantly variable which fluctuate with market conditions.

16. DISCONTINUED OPERATIONS

   On January 31, 1997, the Company sold the net assets of Barton ATC, Inc. and Barton ATC International, Inc., which represented its governmental services industry segment in prior years, to Serco, Inc. for $2,150,000.
   Accordingly, these operations are accounted for as discontinued operations, and their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows.

   The net loss on the disposal includes additional tax provision which resulted from the excess of the Company's book value of its investment in the discontinued operations over the value of those operations for income tax purposes. Income from discontinued operations for fiscal 1997 and 1996 includes amortization of goodwill which is not deductible for income tax purposes.

   Revenues associated with the discontinued operations were $6,727,072 and $8,332,524 for the fiscal years ended June 30, 1997 and 1996, respectively. Assets and liabilities for all periods presented have been reclassified for amounts associated with the discontinued operations. Summarized balance sheet data for the discontinued operations is as follows at June 30, 1996:

                                                                1996
Current assets                                        $ 2,116,990
Property, plant and equipment, net                        540,660
Goodwill                                                  247,356
                                                       ------------
  Total assets                                          2,905,006

Current liabilities                                    (1,067,406)
Other non-current liabilities                            (101,684)
                                                        -----------
  Net assets                                           $ 1,735,916

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On June 27, 1997, the Company filed a Form 8-K relating to its change in certifying accountant from Dempsey Wilson & Company, PC to Arthur Andersen LLP. Accordingly, the disclosure called for by this Item has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act.

                               PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's directors and executive officers are as follows:

NAME, AGE AND POSITION                BIOGRAPHICAL DATA

Mr. Thomas N. Eisenman (47)
President and CEO
Director

           Mr. Eisenman was elected President and CEO of the Company in February 1996. He is also the Chief Executive Officer of Southeastern and Titan (since June 1995) and Lewis (since June
           1997). He is a Director of the Company and all of its subsidiaries. He serves as a member of the Executive Committee of the Company's Board of Directors. Mr. Eisenman founded and served as President of Southeastern. He has also held the position of President of Titan Services, Inc. and served on the Board of Directors of SEtech, Inc. prior to the Company's acquisition in 1993 of SEtech. He worked with Kennametal, Inc. in the area of Technical Representation, Technical Sales, and Manufacturing Management. He also served as a manufacturing engineer for Teledyne Firth Sterling. Mr. Eisenman holds a Bachelor of Arts degree in Natural Sciences from Slippery Rock University.

Cindy L. Rollins (33)
Secretary, Treasurer, Director
Vice President and CFO

           Ms. Rollins is Vice President, Chief Financial Officer and a Director of the Company and of each of its three subsidiaries. Ms. Rollins became Secretary and Treasurer of the Company in July 1992. She became Chief Financial Officer of the Company on September 1, 1993. Ms. Rollins was employed, in June 1986, by BARTON, where she had various finance and accounting positions. Ms. Rollins has served continuously as a member of the Board of Directors of the Company since August 13, 1992. She is a member of the Executive Committee of the Company's Board of Directors. Ms. Rollins holds a BBA in Accounting from Middle Tennessee State University.

Mr. William J Ballard (55)
Director

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


Mr. Hans R. Buser (49)
Director

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

Mr. Peter Joss (54)
Director

           Mr. Joss holds a Bachelor of Business Administration and a Masters Degree in Economics from the St-Gall School of Economics, Switzerland. From 1969 to 1971 Mr. Joss worked at the Institute of Tourism and Transport at the St-Gall School of Economics and from 1971 to 1973 was responsible for transport and tourism matters in the cantonal government of St-Gall. Mr. Joss held, from 1973 until 1980, a post with the Federal Transit Authority, in Bern, where he was responsible for public finance of the Swiss railroad system. Following that assignment, from 1980 until 1988, he served as the Vice President, Finance, of the Swiss Federal Transit Authority. Since 1988, Mr. Joss has served as the Chief Executive Officer of Mittelthurgaubahn, a Swiss railroad, and as the Chairman of the Board of Directors of both Reiseburo Mittelthurgau and Hotel Thurgauerhof, Weinfelden. He is currently a member of the Board of Directors of several Swiss and French companies.
Mr. Martin Oester (40)
Director

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

     Messrs. Ballard, Buser, Joss and Oester comprise the four members of the Compensation Committee of the Board of Directors of the Company.

      Anthony Morriello serves as President of Southeastern. Richard Hulbert is the President of Titan. Michael S. Burnham, Jr. is Corporate Leader of Lewis.

        Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's officers, directors and 10% shareholders have disclosed information pursuant to Section 16(a) relating to certain events and transactions not formerly disclosed in Section 16 reports, though information relating to beneficial ownership and certain transactions of officers, directors and 10% shareholders has been disclosed in the Company's periodic reports. Specifically, Section 16 reports have been filed relating to the following: Mr. Eisenman - two acquisitions of stock not reported on Form 4 were reported on Form 5; Mr. Ballard - one acquisition of stock not reported on Form 4 was reported on Form 5; Mr. Oester -his becoming a Director, not reported on Form 3, and one acquisition of stock, not reported on Form 4, were reported on Form 5; Mr. Joss - his becoming a Director, not reported on Form 3, and one acquisition of stock, not reported on Form 4, were reported on Form 5; Mr. Buser -his becoming a Director, not reported on Form 3, and two acquisitions of stock, not reported on Form 4, were reported on Form 5.

     Pensionskasse der ASCOOP (ASCOOP) - 5 transactions by 4 affiliates of ASCOOP not reported on Form 4 (two Form 4's would have been needed to report these transactions) were reported on Form 5 because the shares acquired by its affiliates could be deemed to be indirectly beneficially owned by ASCOOP, though ASCOOP disclaimed beneficial ownership on its Form 5. Spida Ausgleichskassen (SPIDA) - 4 transactions by 2 affiliates of SPIDA not reported on Form 4 (three Form 4's would have been needed to report these transactions) were reported on Form 5 because the shares acquired by its affiliates could be deemed to be indirectly beneficially owned by SPIDA, though SPIDA disclaimed beneficial ownership on its Form 5. Also, three sales transactions by SPIDA not reported on Form 4 (all of which would have been included on the same Form 4) were reported on Form 5.

ITEM  10.    EXECUTIVE  COMPENSATION.

       The following table sets forth the cash compensation paid for services rendered in all capacities to the Company during its fiscal year ended June 30, 1997, to each executive officer of the Company whose cash compensation exceeded $100,000 in such fiscal year.

                                                            Annual Compensation
                                                                  (in $)
Name and Capacity in which                                                Securities
Remuneration was Received       Year          Salary         Bonus        Underlying Options
Thomas N. Eisenman                 1997             123,461        36,190        7171 Shares
President and CEO                  1996              94,846        27,900                -0-
                                   1995              67,308           -0-                -0-
Robert W. Lynch, Jr. (1)           1997                 -0-           -0-                -0-
                                   1996              87,500           -0-                -0-
                                   1995             150,000           -0-                -0-
Richard Hulbert                    1997             112,635        23,866        6277 Shares
President, Titan                   1996             107,311        25,600                -0-
                                   1995              94,574        16,093                -0-

       (1) Mr. Lynch resigned as Chief Executive Officer and a Director of the Company and all other offices with the Company and its four subsidiaries on January 31, 1996. Compensation includes amounts received from July 1, 1995 through the date of his resignation.

                 Option/SAR Grants in Last Fiscal Year


                            Number of          % of Total Options
                            Securities         Granted to
                            Underlying Options Employees in Fiscal Exercise or Base
                            Granted            Year                Price ($/share)     Expiration Date
       Name
Thomas N. Eisenman
President and CEO           7171               24%                 $1.40               July 1, 2006
Richard R. Hulbert          6277               21%                 $1.40               July 1, 2006
President, Titan

     Messrs. Hulbert and Burnham and Ms. Rollins have employment agreements with the Company or one of its three subsidiaries. The term of the employment agreements for Rollins and Hulbert expires August 31, 1998. Mr. Burnham's contract expires June 30, 2000.

     Each member of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries receives a quarterly director's fee of $400.

     See Item 12 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the purchases of Company common stock by Mr. Eisenman, Mr. Hulbert and certain members of the Board of Directors during the fiscal years ended June 30, 1996 and 1997.

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

                                                                    Amount and
                     Name and Address                       NATURE OF BENEFICIAL OWNER
        CLASS        OF BENEFICIAL OWNER                                                   PERCENT OF CLASS
       Common        William J Ballard                                          75,000                      1.3%
                     805 South Church
                     Murfreesboro, Tennessee 37130
       Common        Michael S. Burnham, Jr.                                   255,102                      4.5%
                     477 South Main St.
                     Memphis, Tennessee  38103
       Common        Hans R. Buser                                        135,000  (1)                      2.4%
                     Aeschengraben 9
                     Postfach 2149
                     CH-40002, Basel, Switzerland
       Common        Thomas N. Eisenman                                        324,016                      5.7%
                     905 Industrial Drive
                     Murfreesboro, Tennessee 37129
       Common        Richard R. Hulbert                                        320,265                      5.6%
                     905 Industrial Drive
                     Murphreesboro, TN  37129
       Common        Peter Joss                                                 75,000                      1.3%
                     Schutzenstrasse 15
                     CH-8570, Weinfelden, Switzerland
       Common        Martin Oester                                               2,500                     0.04%
                     Beundenfeldstrasse 5
                     Postfach 694, 3000 Bern, Switzerland
       Common        Cindy L. Rollins                                              -0-                      0.0%
                     905 Industrial Drive
                     Murfreesboro, Tennessee 37130
       Common        Pensionskasse der ASCOOP                          2,600,045   (2)                     45.9%
                     Beundenfeldstrasse 5
                     Postfach 694, 3000 Bern 25,
                     Switzerland
       Common        Spida-Ausgleichskassen                             1,259,205  (3)                     22.2%
                     Bergstrasse 21
                     8044 Z<u">rich, Switzerland
       Common        All officers and directors                              1,186,883                     20.9%
                     as a group (6 persons)(4)

                (1) Includes 10,000 shares owned by Mr. Buser's spouse.

                (2) Does not include amounts owned by Mssrs. Oester, Joss and Buser, each of whom has an affiliation with Pensionskasse der ASCOOP.

                (3) Does not include amounts owned by Mr. Buser, who is an affiliate of Spida Ausgleichskassen.

                (4) Excludes shares owned by Pensionskasse der ASCOOP, the employer of Mr. Oester, a Director of the Company, and with whom Mr. Joss and Mr. Buser have an affiliation; and excludes shares owned by Spida-Ausgleichskassen with whom Mr. Buser, a Director, has an affiliation.


     See Item 12 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-KSB for a description of the purchase by the Company of all the Company's shares owned by its former chief executive officer, Robert W. Lynch, Jr., in February 1996 and the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal years ended June 30, 1996 and 1997 to certain members of its Board of Directors.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Effective January 31, 1996, Robert W. Lynch, Jr., resigned as the President and Chief Executive Officer of the Company, and from all other offices and positions with the Company and its subsidiaries. Pursuant to an agreement between Mr. Lynch and the Company, the Company purchased all of Mr. Lynch's stock ownership in the Company, aggregating 20,368,200 shares, for a purchase price of $1,264,000. (Please note that, unless otherwise indicated, descriptions of transactions in the Company's stock occurring prior to the effectuation of the June 30, 1996 20-1 reverse stock split reflect "pre-split" shares.)

     In February 1996 the Company offered 10,000,000 shares of such stock at a price of $.06 per share to key members of management. On February 28, 1996, pursuant to the Company's offer, Mr. Eisenman acquired 2,200,000 shares for $132,000 ($0.06 per share) and Richard Hulbert, the President of Titan, also acquired 2,200,000 shares for $132,000. The Company utilized the $264,000 to repurchase a portion of the shares held by Lynch and funded the balance of the purchase of shares held by Lynch by the issuance to Pensionskasse der ASCOOP and Spida-Ausgleichskassen, the Company's largest two shareholders, of $500,000 each in convertible subordinated debentures (convertible in the event of default at $.06 per share of common stock) maturing in three years. These debentures were paid January 31, 1997.

     The Company in May 1996 registered up to 250,000 shares of its common stock (giving effect to the June 30, 1996 reverse stock split) with the Securities and Exchange Commission for future issuance in accordance with the terms and conditions of two Employee Stock Option Plans (an incentive stock option plan and a non-qualified stock option plan) disclosed in Note 11 of the June 30, 1997 financial statements included in this Form 10-KSB. As of June 30, 1997, 29,556 options had been granted under the Plans. Copies of these Plans are included in two Form S-8 registration statements filed by the Company with the Commission in May 1996.

     On June 28, 1996 (prior to the June 30, 1996 effectuation of the 20 - 1 reverse stock split) Directors Buser and Joss each purchased 1,500,000 shares of the Company common stock at a price of $0.07 per share. Director Oester purchased 50,000 shares at $0.07 per share. Peter Schuler, an affiliate of Spida-Ausgleichskassen, and Jean-Claude Duby, an affiliate of Pensionskasse der ASCOOP (the largest shareholder of the Company) also purchased 1,500,000 and 100,000 shares, respectively, of the Company common stock on June 28, 1996 at the same price per share. On the same date Mr. Eisenman and Mr. Hulbert each acquired 2,800,000 shares of the Company common stock at a price of $0.06 per share. The aggregate price of these seven stock purchases equalled $661,500. The Company will apply the proceeds of these stock sales to pay some of the indebtedness incurred when it purchased in February 1996 all the shares of Company common stock owned by Mr. Lynch.

     In August 1996 (after effectuation of the reverse stock split) Director William J Ballard purchased 75,000 shares of Company common stock at a price of $1.40 per share (an aggregate purchase price of $105,000). The Company will apply the proceeds to pay Company indebtedness. The Company has approved an award of 30,000 shares (after effectuation of the reverse stock split) preliminarily granted to Mr. Eisenman by the Company in the 1996 fiscal year as additional compensation. As of September 25, 1997, these shares had not been issued.

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

     Effective June 26, 1997, the Company acquired all of the outstanding stock of Lewis Supply Company, Inc. in a purchase transaction ("the Acquisition"). The Acquisition was consummated by the exchange of 255,102 shares of the Company's common stock, a commitment to issue an additional 30,612 shares, $5,952,500 cash and notes payable totaling $750,000 for 100% of the outstanding shares of Lewis' stock. Michael S. Burnham, Jr., Corporate Leader of Lewis and one of its largest shareholders, was a party to the Acquisition agreement and various other agreements related thereto. (See below) Mr. Burnham and various members of his family (see below) who were shareholders of Lewis received consideration in the Acquisition proportional to their ownership interests in Lewis.

     Specifically, Mr. Burnham and his family received stock in the following amounts:

     Michael S. Burnham, Jr., 99,298 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Michael S. Burnham, Jr. C/F Gregory Burnham UTMA TN, for 16,954 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Michael S. Burnham, Jr. C/F Spencer Burnham UTMA TN, for 16,954 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Elizabeth A. Harris (Mr. Burnham's spouse), 64,227 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Elizabeth A. Harris, Trustee UA dated 4/23/90 FBO Gregory Burnham and Spencer Burnham (Mr. Burnham's sons), Elizabeth Harris Trust I, for 19,223 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Elizabeth A. Harris, Trustee UA dated 4/23/90 FBO Gregory Burnham and Spencer Burnham, Elizabeth Harris Trust II, for 19,223 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Elizabeth A. Harris, Trustee UA dated 4/23/90 FBO Gregory Burnham and Spencer Burnham, Elizabeth Harris Trust III, for 19,223 shares of SETECH, Inc. $.01 Par Value Common Stock;

     Mr. Burnham and his family received Promissory Notes in the following amounts:

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Michael S. Burnham, Jr. in the principal amount of $227,304, plus interest at the rate of 7% per annum, payable in three annual installments of $75,768;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Elizabeth A. Harris, in the principal amount of $147,021 plus interest at the rate of 7% per annum, payable in three annual installments of $49,007;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Elizabeth A. Harris, Trustee U/A dated 4/23/90 FBO Gregory Burnham and Spencer Burnham (Elizabeth Harris Trust I) in the principal amount of $44,007, plus interest at the rate of 7% per annum, payable in three annual installments of $14,669;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Elizabeth A. Harris, Trustee U/A dated 4/23/90 FBO Gregory Burnham and Spencer Burnham (Elizabeth Harris Trust II) in the principal amount of $44,007, plus interest at the rate of 7% per annum, payable in three annual installments of $14,669;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Elizabeth A. Harris, Trustee U/A dated 4/23/90 FBO Gregory Burnham and Spencer Burnham (Elizabeth Harris Trust III) in the principal amount of $44,007, plus interest at the rate of 7% per annum, payable in three annual installments of $14,669;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Michael J. Burnham, Jr., Custodian for Spencer Burnham under TN UTMA in the principal amount of $38,811, plus interest at the rate of 7% per annum, payable in three annual installments of $12,937;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Michael J. Burnham, Jr., Custodian for Gregory Burnham under TN UTMA in the principal amount of $38,811, plus interest at the rate of 7% per annum, payable in three annual installments of $12,937;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Barbara Harris in the principal amount of $87,714, plus interest at the rate of 7% per annum, payable in three annual installments of $29,238;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Barbara Harris, Trustee U/A dated 4/23/90 FBO Joanna Gorodetzki and Alexander Gorodetzki (Barbara Harris Trust I) in the principal amount of $26,106, plus interest at the rate of 7% per annum, payable in three annual installments of $8,702;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Barbara Harris, Trustee U/A dated 4/23/90 FBO Joanna Gorodetzki and Alexander Gorodetzki (Barbara Harris Trust II) in the principal amount of $26,106, plus interest at the rate of 7% per annum, payable in three annual installments of $8,702;

     Promissory Note, dated June 26, 1997, from SETECH, Inc. to Barbara Harris, Trustee U/A dated 4/23/90 FBO Joanna Gorodetzki and Alexander Gorodetzki (Barbara Harris Trust III) in the principal amount of $26,106, plus interest at the rate of 7% per annum, payable in three annual installments of $8,702;

     Mr. Burnham and his family received cash in the following amounts:

     Michael Burnham - $1,022,379; Elizabeth Harris - $661,263; Elizabeth Harris Trust I -$197,927; Elizabeth Harris Trust II - $197,927; Elizabeth Harris Trust III - $197,927; Gregory Burnham - $174,565; Spencer Burnham - $174,565; Nancy Katz - $274,024; John Katz - $274,024; David Katz - $385,158;
Jared Katz - $385,158; Sara Katz $385,158; Barbara Harris -$651,658; Barbara Harris Trust I - $193,944; Barbara Harris Trust II - $193,944; Barbara Harris Trust III - $193,944; Joanna Gorodetzki - $129,191; Alex Gorodetzki - $129,191.

     Additionally, Mr. Burnham entered into a three-year (beginning June 30,
1997) employment agreement with the Company under which he is entitled to receive a base salary of $128,000 per year and by which he is entitled to an option to purchase 45,000 shares of the Company's stock at $3.50 per share.

     Also, Mr. Burnham, the Company and Mr. Eisenman are parties to a Shareholders' Agreement under which Mr. Burnham has the option under certain circumstances (defined in the agreement) to require the Company to repurchase his shares at a price of $2.00 per share. Additionally, Mr. Burnham has granted the Company a right of first refusal under certain circumstances (defined in the agreement) on any proposed sale of stock by Mr. Burnham. (Please see Exhibit 10.4 and Note 10 to the June 30, 1997 financial statements included in this Form 10-KSB for a detailed description of the terms of this agreement.)

     In connection with the Acquisition, the Company issued $1,500,000 in convertible subordinated debentures (convertible in the event of default at a rate of one common share for each $3 of principal and interest outstanding) to two of its major stockholders, Pensionskasse der ASCOOP and Spida Ausgleichskassen. The debentures are to be repaid in annual installments of principal of $750,000 plus interest at 8.5%. These debentures mature July 1, 2000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           a)   Exhibits

Exhibit
Number          Description

EX-2.1 Stock Purchase Agreement dated November 7, 1996, by and between SETECH, INC. and Serco, Inc. ("Stock Purchase Agreement") (incorporated by reference to Exhibit 2.1 of Form 10-QSB for the quarterly period ended December 31, 1996, filed with the Commission February 14, 1997)

EX-2.2 Letter Agreement dated November 22, 1996, amending Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 of Form 10-QSB for the quarterly period ended December 31, 1996, filed with the Commission February 14, 1997)

EX-2.3 Letter Agreement dated January 29, 1997, amending Stock Purchase Agreement (incorporated by reference to Exhibit 2.3 of Form 10-QSB for the quarterly period ended December 31, 1996, filed with the Commission February 14, 1997)

EX-2.4 Letter Agreement dated January 29, 1997, amending Stock Purchase Agreement (incorporated by reference to Exhibit 2.4 of Form 10-QSB for the quarterly period ended December 31, 1996, filed with the Commission February 14, 1997)

EX-2.5 Stock Purchase Agreement among SETECH, Inc. and the Shareholders of Lewis Supply Company, Inc. dated June 26, 1997 (the "Acquisition Agreement") (incorporated by reference to
                Exhibit 2.1 of Form 8-K filed with the Commission July 10,
                1997)
 .

     Items 2.5(a) through 2.5(l) are schedules or attachments to the Acquisition Agreement and will be provided to the Commission upon request, pursuant to Item 601(b)(2) of Regulation S-B.

     2.5(a) Disclosure Letter
     2.5(b) Allocation of Purchase Price
     2.5(c) Employment and Noncompetition Agreement
     2.5(d) Non-negotiable Promissory Note
     2.5(e) Burnham Employment and Noncompetition Agreement
     2.5(f) Shareholder Agreement
     2.5(g) Sellers' Representative Power of Attorney
     2.5(h) Approved Inventory of Company
     2.5(i) Tax Allocation
     2.5(j) Opinion of Counsel to Sellers
     2.5(k) Opinion of Counsel to Buyers
     2.5(l) Addresses for Notice to Sellers

EX-3.(i)        Articles of Incorporation, SETECH, INC.

EX-3.(ii)       Amended and Restated By-Laws, SETECH, INC. (incorporated by reference to Exhibit 3.(ii) of the Company's Form 10-KSB for the fiscal year ended June 30, 1996, filed with the Commission
                September 27, 1996)

EX-4.1 Loan and Security Agreement by and among First Union Commercial Corporation, SETECH, Inc., Lewis Supply Company, Inc., Southeastern Technology, Inc., and Titan Services, Inc. dated June 26, 1997 (incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Commission July 10, 1997)

EX-4.2          Guaranty Agreement dated June 26, 1997, whereby SETECH, Inc.
                guarantees subsidiary indebtedness obligations to First Union Commercial Corporation (incorporated by reference to Exhibit
                4.2 of Form 8-K filed with the Commission July 10, 1997)

EX-4.3 Revolver Note dated June 26, 1997 payable by Lewis Supply Company, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission July 10, 1997)1

EX-4.4 Revolver Note dated June 26, 1997 payable by Titan Services, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.4 of Form 8-K filed with the Commission July 10, 1997)

EX-4.5 Revolver Note dated June 26, 1997 payable by Southeastern Technology, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.5 of Form 8-K filed with the Commission July 10, 1997)

EX-10.1 Employment Agreement of Cindy L. Rollins (incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB for the fiscal year ended June 30, 1996, filed with the Commission September 27, 1996)

EX-10.2 Employment Agreement of Richard R. Hulbert (incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended June 30, 1996, filed with the Commission September 27, 1996)

EX-10.3 Employment and Non-Compete Agreement of Michael S. Burnham, Jr., dated June 26, 1997

EX-10.4         Shareholders' Agreement by and among SETECH, Inc., Michael S.
                Burnham, Jr., and Thomas N. Eisenman, dated June 26, 1997

EX-10.5         Agreement between Company and Robert W. Lynch, Jr.
                (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended June 30, 1996, filed with the Commission September 27, 1996)

EX-10.6 Incentive Stock Option Plan (Incorporated by Reference to Form S-8 Registration Statement filed May 21,1996, effective June 9, 1996, Commission file number 333-04143)

EX-10.7 Non-qualified Stock Option Plan (Incorporated by Reference to Form S-8 Registration Statement filed May 21,1996, effective June 9, 1996, Commission file number 333-04147)

EX-21           Subsidiaries of the Registrant

EX-27           Financial Data Schedule (EDGAR version only)


           b) On June 27, 1997, the Company filed Form 8-K relating to its change in certifying accountant from Dempsey Wilson & Company, PC to Arthur Andersen LLP.

     On July 10, 1997, the Company filed Form 8-K relating to its acquisition of Lewis Supply Company, Inc. On September 9, 1997, the Company filed Form 8-K/A to provide audited financial statements of Lewis Supply Company, Inc., and to provide pro forma financial information showing the results of the acquisition.



                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)          SETECH, INC.

By: (Signature and Title)              /S/ THOMAS N. EISENMAN

                      Thomas N. Eisenman, President and CEO
                      Principal Executive Officer
Date: September 25, 1997

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  (Signature and Title)                /S/ THOMAS N. EISENMAN

                      Thomas N. Eisenman, President, CEO and Director
Date: September 25, 1997


By:  (Signature and Title)                /S/ CINDY L. ROLLINS

                      Cindy L. Rollins, Secretary, Vice President, CFO and Director
                      Chief Financial Officer and Chief Accounting Officer
Date: September 25, 1997


By:  (Signature and Title)                /S/ WILLIAM J BALLARD

                      William J Ballard, Director
Date: September 25, 1997


By:  (Signature and Title)                /S/ HANS R. BUSER

                      Hans R. Buser, Director
Date: September 25, 1997


By:  (Signature and Title)                 /S/ PETER M. JOSS

                      Peter M. Joss, Director
Date: September 25, 1997


By:  (Signature and Title)                /S/ MARTIN A. OESTER

                      Martin A. Oester, Director
Date: September 25, 1997

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
            REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                 EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report with respect to the registrant's last fiscal year nor any proxy material with respect to any annual or other meeting of security-holders has been sent to security-holders.