Form 10QSB
period 1997-09-30
SETECH INC /DE
filed 1997-11-12
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

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

     Common Stock, $.01 Par Value - 5,669,003 shares as of
September 30, 1997.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of September 30, 1997
            and June 30, 1997

            Consolidated Statements of Income for the Three Months Ended September 30, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the Three Months Ended September 30, 1997

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                               September 30,         June 30,
                                   1997                1997
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 1,339,029         $ 1,633,559
  Accounts Receivable             8,562,668           8,449,902
  Inventory                      19,229,433          17,305,262
  Prepaid expenses
  And Other Current Assets          444,546             504,621
  Deferred Tax                      520,328             520,328
  Benefit                      _____________       ____________
Total Current Assets             30,096,004          28,413,672

  Property and Equipment,net      1,707,420           1,746,551
  Non-current Deferred Tax
   Benefit                           31,197              31,197
  Cost in Excess of net
   Assets Acquired, net of
   Accumulated Amortization
   of $629,748 and $559,959	     6,884,531	      6,954,320
   Other Assets                      153,819            126,484
                                ____________        ___________
Total Assets                      38,872,971         37,272,224
                                ____________        ___________
                                ____________        ___________

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  429,670          $ 411,620
   Debt
  Current portion of capital
    lease obligations                127,039             95,129
  Accounts Payable                 6,038,049          5,975,425
  Accrued Expenses                 1,749,930          2,015,289
  Income taxes payable               233,100             86,297
                                ____________         ____________
Total Current Liabilities          8,577,788          8,583,760
                                ____________         ____________

Long Term Debt                    21,411,143         20,099,790
  net of current portion
Capital Lease Obligations
  net of current portion	       479,628            411,562
                                ____________        ____________
Total long term debt              21,890,771         20,511,352
                                ____________        ____________
Commitments and Contigencies

Puttable Stock                      510,204             510,204
                                ____________         ____________
Stockholders' Equity
  Common Stock, $.01 par              56,690             56,690
   Value, 10,000,000 Shares
   Authorized, 5,669,003
   Issued
  Additional Paid-in              11,916,583          11,916,583
   Capital
  Accumulated Deficit             (3,870,866)         (4,098,166)
  Less treasury stock               (208,199)           (208,199)
                                _____________        ____________
Total Stockholders' Equity         7,894,208           7,666,908
                                ____________         ____________

TOTAL LIABILITIES AND            $38,872,971         $37,272,224
STOCKHOLDERS' EQUITY             ____________        ____________
                                 ____________        ____________

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended

                                   September 30   September 30
                                      1997           1996
                                  ------------    ------------
REVENUES                           $20,364,354     $9,773,891

COST OF REVENUES                    18,295,837      8,860,759
                                    ----------      ---------
  Gross Profit                       2,068,517        913,132

  Selling, General & Administrative  1,151,821        543,627
  Expenses                          __________      _________

Operating Income                       916,696        369,505

OTHER INCOME (EXPENSE)

  Interest Income                      15,631          16,925
  Interest Expense                   (473,037)       (205,140)
  Other				         18,520          12,703
                                    __________      __________

  Total Other                        (438,886)       (175,512)
                                    __________      __________
Net Income                            477,810         193,993
 before Income Taxes

  Income Tax Provision                250,510          82,905
                                    __________      __________

Income from continuing                227,300         111,088
operations

DISCONTINUED OPERATIONS:
  Operating Income,net of                _             57,103
     income tax provision
                                    __________      __________
Net INCOME
                                     $227,300        $168,191
                                    __________      __________
                                    __________      __________


NET INCOME PER COMMON SHARE:
  Primary
      Income from continuing ops      0.04            0.02
      Income from discontinued ops                    0.01
                                     ______          ______
         Net income per share         0.04            0.03
                                     ______          ______
                                     ______          ______
  Fully Diluted
      Income from continuing ops      0.04            0.02
      Income from discontinued ops                    0.01
                                     ______          ______
         Net income per share         0.04            0.03
                                     ______          ______
                                     ______          ______

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                          (UNAUDITED)
                                         Common Stock
                  Treasury               $.01 Par
                   Stock                  Value        Additional  Accumulated
         _________________________________________     Paid-in     (Deficit)
         Shares    Amount     Shares      Amount       Capital
         _______  ___________ ___________ ____________ __________ __________
Balances  163,695 $(208,199)   5,669,003  $56,690   $11,916,583   ($4,098,166)
 June 30,
  1997
Net Income
 for the
 3 Months
 Ended
 September                                                          $227,300
 30,1997  _________ ________ ____________ _______  ____________ _____________
Balances at163,695 $(208,199)   5,669,003  $56,690  $11,916,583   ($3,870,866)
 September
 30,1997

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the three months ended
                                 September 30  September 30
                                     1997           1996
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Income from continuing         $227,300       $111,088
   operations
   Adjustments to
   reconcile income from
   continuing operations
   to net cash used in
   continuing operations:
    Depreciation and               185,423         37,412
     amortization
    Gain on sale of
     fixed assets                  (6,500)           -
  Changes in operating assets
   and liabilities:
    (Increase) decrease in         (112,766)      923,594
     accounts receivable
    (Increase) decrease in
    inventory                    (1,924,171)      835,622
    (Increase) decrease in           32,740       132,842
     other assets
    (Increase) decrease in             -          113,786
     deferred tax benefit
    (Decrease) increase in           62,624      (267,461)
     accounts payable
    (Decrease) increase in        (118,556)      (183,099)
     accrued expense             __________      _________
Net cash provided by (used in)   (1,653,906)    1,703,784
 continuing operations

DISCONTINUED OPERATIONS:
   Income from discontinued
   operations                          -           57,103
   Changes in net assets of
   discontinued operations             -          (57,103)
				          __________     _________
   Net cash used in discontinued
   operations                          -              -
                                  __________     _________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment            (76,503)       (24,326)
  Proceeds from sale of              6,500            -
   fixed assets                  __________      _________
Net cash used in investing         (70,003)       (24,326)
 activities                      __________      _________

CASH FLOWS FROM FINANCING
ACTIVITES:

  (Payments)/Proceeds on short-term  49,960      (682,464)
   debt
  (Payments)/Proceeds on          1,379,419      (391,852)
   long-term debt
  Proceeds from issuance of
  stock                               -           105,000
                                  __________      _________
Net cash provided by (used in)    1,429,379      (969,316)
 financing activities             __________      _________


Increase (Decrease) in cash        (294,530)      710,142
 and cash equivalents
Cash and cash equivalents         1,633,559     1,328,854
 at beginning of period         ___________    ___________
Cash and cash equivalents        $1,339,029    $2,038,996
 at end of period               ___________    ___________
                                ___________    ___________

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                      September 30, 1997


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of September 30, 1997 and June 30, 1997, and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1997 and 1996, have been prepared by the Company in accordance with the accounting policies described in its 10-KSB for the fiscal year ended June 30, 1997 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

     Organization

     SETECH, Inc.(formerly Aviation Education Systems, Inc., a Delaware corporation, and the "Company") is a provider of integrated supply/inventory management services, general line industrial distribution services,as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical.

     Prior to January of 1997, the Company was also a provider of air traffic control, weather observing and forecasting services under contracts with the FAA and other federal, state and local governments and agencies through its former subsidiaries BARTON ATC, Inc. and BARTON ATC International, Inc. In January of 1997, the Company sold its stock in these subsidiaries.

    Principles of Consolidation

    The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), a Delaware corporation, Southeastern Technology, Inc. ("Southeastern"), and Titan Services, Inc. ("Titan") both Tennessee corporations. References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 27% of the Company's total revenues for the quarter, were to a customer in the automobile industry. Trade accounts receivable at September 30, 1997 include approximately $2.3 million due from the same customer.

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

     New Accounting Pronouncements

     In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt SFAS 129 in the second quarter of fiscal 1998. Management does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.

2.   ACQUISITION

     Effective June 26, 1997, the Company acquired Lewis in a purchase transaction. The acquisition was consummated by the exchange of 255,102 shares of the Company's common stock, a commitment to issue an additional 30,612 shares of the Company's common stock, $5,952,500 cash and notes payable totaling $750,000 for 100% of the outstanding shares of Lewis's common stock. The principal shareholder and three employees of Lewis also entered into an employment agreement and an agreement not to compete with the Company.

     The 30,612 additional shares of the Company's common stock will be issued in increments of 10,204 shares per year on June 1, 1998, 1999 and 2000, respectivly. These shares have been valued as of the date of the acquisition and recorded in the accompanying consolidated balance sheets as an accrued expense.

3.   NET INCOME PER SHARE

     The following table presents information necessary to calculate fully diluted net income per share for the quarters ended September 30, 1997 and 1996.
                                                   1997        1996
      Income from continuing operations          $227,300    $111,088
      Plus interest on convertible debentures
       net of associated tax provision             23,438      17,859
      Adjusted income from continuing           ___________  __________
       operations                                $250,738    $128,947
                                                ___________  __________
                                                ___________  __________
       Weighted average shares outstanding      5,505,308    5,188,317
       Plus additional shares issuable upon
        conversion of convertible debentures      848,316    1,415,753
       Adjusted weighted average shares         ___________  __________
        outstanding                             6,353,624    6,604,070

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

4.   DISCONTINUED OPERATIONS

     On January 31, 1997, the Company sold the net assets of BARTON ATC, Inc. and BARTON ATC International, Inc., which represented its government services industry segment in prior years, to Serco, Inc. for $2,150,000. Accordingly, these operations are accounted for as discontinued operations and their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations and statements of cash flows.


5.   CAPITAL TRANSACTIONS:

     None

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

CAUTIONARY STATEMENTS

    This quarterly report on Form 10-QSB contains statements relating to the future of the Company (including certain projections and business trends) that are "forward looking statements" as defined by Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation
Reform Act of 1995, as amended. These forward looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward looking statements. When used in this Form 10-QSB with respect to the Company, the words "estimate," "project," "intend," "anticipate," "expect," "foresee," "believe," "plan," and similar expressions are intended to identify forward looking statements, which speak only as of the date hereof. The risks and uncertainties relating to the forward looking statements include, but are not limited to, changes in political, economic and/or labor conditions; changes in the regulatory environment; the Company's ability to integrate its acquisitions; competitive production and pricing pressures; as well as other risks and uncertainties.

Plan of Operation

    With the acquisition of Lewis (the "Acquisition") and the disposition of its Government Services Group, the Company is increasing its focus on integrated supply and is undertaking an internal restructuring to accomplish such focus. Specifically, the Company plans to become an operating company engaged in supplying the integrated supply services currently provided by Titan and Lewis. While the Company believes that it will realize certain long-term synergies through the combination of the integrated supply capacities of Titan and Lewis, there can be no assurance that such synergies will be realized. Nonetheless, management believes that the assimilation of Lewis following the Acquisition is going smoothly.

Results of Operations

    The Company realized a net income for the three months ended September 30, 1997 of $227,300 compared to a net income of $168,191 for the three months ended September 30, 1996. The increase in sales, cost of sales, SG&A and interest expense resulting in this increase in net income are primarily due to the acquisition of Lewis in June, 1997.

    The Company has successfully implemented and begun operations in three new sites since June 30, 1997. This has resulted in an increase in inventory levels, as well as an increase in debt to fund such inventory.

Liquidity and Capital Resources

    At June 30, 1997, the Company's current assets exceeded its current liabilities by approximately $19,829,912. Working capital increased to $21,518,216 at September 30, 1997. This is primarily due to the increase in accounts receivable and inventory and the ability to borrow from our revolving line of credit to cover these accounts on a long term basis.

    The Company maintains a secured line of credit with a banking institution with a maximum availability of the lessor of $25 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement.

                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    	   None

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     The Company hereby incorporates by
                 reference the Exhibits and Exhibit table provided in Item 13 of its Form 10-KSB for the fiscal year ended June 30, 1997.

           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SETECH, INC.



Date: November 12, 1997  By_/s/ Thomas N. Eisenman______________
                            Thomas N. Eisenman  President


Date: November 12, 1997  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins,  Secretary-Treasurer