Form 10QSB
period 1997-12-31
SETECH INC /DE
filed 1998-02-17
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1997

Commission file Number     1-10310

                 SETECH, INC.
(Exact name of registrant as specified in its charter.)

    Delaware                         11-2809189
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

903 Industrial Drive, Murfreesboro, Tennessee    37129
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:
(615) 890-1700

905 Industrial Drive, Murfreesboro, Tennessee    37129
(Former Address of principal executive offices)

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

     Common Stock, $.01 Par Value - 5,669,003 shares as of
December 31, 1997.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of December 31, 1997
            and June 30, 1997

            Consolidated Statements of Income for the Three Months Ended December 31, 1997 and 1996

  	      Consolidated Statements of Income for the Six Months
            Ended December 31, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1997

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 1997 and 1996

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                               December 31,         June 30,
                                   1997                1997

                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $ 1,578,810         $ 1,633,559
  Accounts Receivable            11,050,774           8,449,902
  Inventory                      22,324,246          17,305,262
  Prepaid expenses
  And Other Current Assets          498,008             504,621
  Deferred Tax                      551,526             520,328
  Benefit                      _____________       ____________
Total Current Assets             36,003,364          28,413,672

  Property and Equipment,net      2,201,777           1,746,551
  Non-current Deferred Tax
   Benefit                            -                  31,197
  Cost in Excess of net
   Assets Acquired, net of
   Accumulated Amortization
   of $699,537 and $559,959	     6,814,742	      6,954,320
   Other Assets                      142,057            126,484
                                ____________        ___________
Total Assets                      45,161,940         37,272,224
                                ____________        ___________
                                ____________        ___________

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term    $  430,778          $ 411,620
   Debt
  Current portion of capital
    lease obligations                127,039             95,129
  Accounts Payable                 8,410,908          5,975,425
  Accrued Expenses                 1,208,032          2,015,289
  Income taxes payable               356,537             86,297
                                ____________         ____________
Total Current Liabilities         10,533,294          8,583,760
                                ____________         ____________

Long Term Debt                    25,237,610         20,099,790
  net of current portion
Capital Lease Obligations
  net of current portion	       852,154            411,562
                                ____________        ____________
Total long term debt              26,089,764         20,511,352
                                ____________        ____________
Commitments and Contigencies

Puttable Stock                      510,204             510,204
                                ____________         ____________
Stockholders' Equity
  Common Stock, $.01 par              56,690             56,690
   Value, 10,000,000 Shares
   Authorized, 5,669,003
   Issued
  Additional Paid-in              11,916,583          11,916,583
   Capital
  Accumulated Deficit             (3,736,396)         (4,098,166)
  Less treasury stock               (208,199)           (208,199)
                                _____________        ____________
Total Stockholders' Equity         8,028,678           7,666,908
                                _____________        ____________

TOTAL LIABILITIES AND            $45,161,940         $37,272,224
STOCKHOLDERS' EQUITY             ____________        ____________
                                 ____________        ____________

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended
                                   December 31   December 31
                                      1997           1996
                                 ------------    ------------
REVENUES                           $22,351,484     $8,863,813

COST OF REVENUES                    20,466,849      7,735,154
                                   -----------      ---------
   Gross Profit                      1,884,635      1,128,659

  Selling, General & Administrative  1,099,780        609,999
  Expenses                            ________        ________

Operating Income                       784,855        518,660

OTHER INCOME (EXPENSE)

  Interest Income                       13,752          15,482
  Interest Expense                    (512,203)       (183,860)
  Other                                (12,399)         10,993
                                      __________      __________

  Total Other                         (510,850)       (157,385)
                                      __________      __________
Net Income                             274,005         361,275
 before Income Taxes

  Income Tax Provision                 139,535         150,202
                                      __________      __________
Income from continuing
operations                             134,470         211,073

DISCONTINUED OPERATIONS:
  Operating income, net of
     income tax provision                _              47,578
                                   ___________     ___________

Net Income 	                          $134,470        $258,651
                                    __________      __________
                                    __________      __________


NET INCOME PER COMMON SHARE:
  Basic
       Income from continuing ops     0.02          0.04
       Income from discontinued ops                 0.01
                                      ______        _____
          Net income per share        0.02          0.05
                                      ______        ______
                                      ______        ______

  Diluted
       Income from continuing ops     0.02          0.03
       Income from discontinued ops                 0.01
                                      ______        ______
          Net income per share        0.02          0.04
                                      ______        ______
                                      ______        ______

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

			SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the six months ended

                                   December 31   December 31
                                      1997           1996
                                  ------------    ------------
REVENUES                           $42,715,838     $18,815,827

COST OF REVENUES                    38,762,686      16,774,034
                                    ----------       ---------

  Gross Profit                       3,953,152       2,041,793

  Selling, General & Administrative  2,251,601       1,184,390
  Expenses                            ________        ________

Operating Income                     1,701,551         857,403

OTHER INCOME (EXPENSE)

  Interest Income                      29,383           32,408
  Interest Expense                   (985,240)        (389,000)
  Other                                 6,121           23,696
                                    __________      __________

  Total Other                        (949,736)        (332,896)
                                    __________      __________
Net Income                            751,815          524,507
 before Income Taxes

  Income Tax Provision                390,045          233,107
                                    __________      __________

Income from continuing                361,770          291,400
 operations

DISCONTINUED OPERATIONS:
  Operating income, net of
     income tax provision                _             135,442
                                   ___________     ___________

Net Income 	                          $361,770        $426,842
                                    __________      __________
                                    __________      __________


NET INCOME PER COMMON SHARE:
  Basic
       Income from continuing ops     0.07          0.05
       Income from discontinued ops                 0.03
                                      ______        ______
          Net income per share        0.07          0.08
                                      ______        ______
                                      ______        ______

  Diluted
       Income from continuing ops     0.06          0.05
       Income from discontinued ops                 0.03
                                      ______        ______
          Net income per share        0.06          0.08
                                      ______        ______
                                      ______        ______

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                          (UNAUDITED)
 					Common Stock
                  Treasury               $.01 Par
                   Stock                  Value        Additional  Accumulated
                   _________             _________     Paid-in     (Deficit)
         Shares    Amount     Shares      Amount       Capital
         _______  ___________ ___________ ____________ __________ __________
Balances  163,695 $(208,199)   5,669,003  $56,690   $11,916,583   ($4,098,166)
 June 30,
  1997
Net Income
 for the
 6 Months
 Ended
 December                                                          $361,770
 31,1997  _________ ________ ____________ _______  ____________ _____________
Balances at163,695 $(208,199)   5,669,003  $56,690  $11,916,583   ($3,736,396)
 December
 31,1997

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the six months ended
                                 December 31  December 31
                                     1997           1996
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Income from continuing
   operations                     $361,770       $291,400
   Adjustments to
   reconcile net income
   to net cash used in
   continuing operations:
    Depreciation and               376,770        188,122
     amortization
    Deferred Income Tax			              278,120
    Gain on sale of                 (7,225)	  (30,000)
     fixed assets
  Changes in operating assets
   and liabilities:
    (Increase) decrease in      (2,600,872)     1,023,036
     accounts receivable
    (Increase) decrease in
     inventory                  (5,018,984)       111,315
    (Increase) decrease in          (8,960)       340,288
     other assets
    (Decrease) increase in        2,435,483      (975,430)
     accounts payable
    (Decrease) increase in        (537,018)      (371,091)
     accrued expense             __________      _________
Net cash provided by (used in)  $(4,999,036)     $855,760
 operations

DISCONTINUED OPERATIONS:
   Income from discontinued
   operations                          -          135,442
   Changes in net assets of
   discontinued operations             -         (135,442)
				          __________     _________
   Net cash used in discontinued
   operations                          -              -
                                  __________     _________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (286,060)       (255,824)
  Proceeds from sale of              7,225          30,000
   fixed assets                  __________      _________
Net cash used in investing        (278,835)       (225,824)
 activities

CASH FLOWS FROM FINANCING
ACTIVITES:

(Payments)/Proceeds on short-term   51,068      (436,292)
   debt
(Payments)/Proceeds on long-term 5,172,054      (451,370)
   debt
 Proceeds from issuance
   of stock                                      171,101
                                 ___________     _________
Net cash provided by (used in)   5,223,122      (716,561)
 financing activities


Increase (Decrease) in cash       (54,749)      ( 86,625)
 and cash equivalents
Cash and cash equivalents        1,633,559      1,328,854
 at beginning of period         ___________    ___________
Cash and cash equivalents       $1,578,810     $1,242,229
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                      December 31, 1997


1.   BASIS OF PRESENTATION:

	The consolidated balance sheets as of December 31, 1997 and June 30, 1997, and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1997 and 1996, have been prepared by the Company in accordance with the accounting policies described in its 10-KSB for the fiscal year ended June 30, 1997 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the operating results for the full year.

     Organization

     SETECH, Inc.(formerly Aviation Education Systems, Inc., a Delaware, and the "Company") is a provider of integrated supply/inventory management services, general line industrial distribution services,as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical.

     Prior to January of 1997, the Company was also a provider of air traffic control, weather observing and forecasting services under contracts with the FAA and other federal, state and local governments and agencies through its former subsidiaries BARTON ATC, Inc. and BARTON ATC International, Inc. In January of 1997, the Company sold its stock in these subsidiaries.

    Principles of Consolidation

    The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), a Delaware corporation, Southeastern Technology, Inc. ("Southeastern"), and Titan Services, Inc. ("Titan") both Tennessee corporations. As of February
5, 1998, Titan was merged with and into the Company with the Company acting
as the surviving corporation.   References to the Company in these notes
include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 28% of the Company's total revenues for the quarter, were to a customer in the automobile industry. Trade accounts receivable at December 31, 1997 include approximately $2.7 million due from the same customer.

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

     New Accounting Pronouncements

     In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has adopted SFAS 129 in the second quarter of fiscal 1998. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

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

3.   NET INCOME PER SHARE

	Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997, and establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the second quarter of fiscal 1998 and has restated earnings per share for all periods presented. Adoption of SFAS 128 at June 30, 1997 did not have a material effect on the Company's financial statements, taken as a whole.

  	Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the dilutive effect of common shares contingently issuable upon conversion of convertible debt securities in periods in which such conversion would cause dilution and the effect on net income of converting the debt securities.

	The following table presents information necessary to calculate diluted net income per share for the quarters ended December 31, 1997 and 1996.
                                                   1997        1996
      Income from continuing operations          $134,470    $211,073
      Plus interest on convertible debentures
       net of associated tax provision             23,639      13,937
      Adjusted income from continuing           ___________  __________
       operations                                $158,109    $225,010
                                                ___________  __________
                                                ___________  __________
       Weighted average shares outstanding      5,505,308    5,204,491
       Plus additional shares issuable upon
        conversion of convertible debentures      850,998    1,152,527
       Adjusted weighted average shares         ___________  __________
        outstanding                             6,356,306    6,357,018

The following table presents information necessary to calculate diluted net income per share for the six months ended December 31, 1997 and 1996.
                                                   1997        1996
      Income from continuing operations          $361,770    $291,400
      Plus interest on convertible debentures
       net of associated tax provision             47,076      31,796
      Adjusted income from continuing           ___________  __________
       operations                                $408,846    $323,196
                                                ___________  __________
                                                ___________  __________
       Weighted average shares outstanding      5,505,308    5,196,404
       Plus additional shares issuable upon
        conversion of convertible debentures      850,998    1,183,869
       Adjusted weighted average shares         ___________  __________
        outstanding                             6,356,306    6,380,273


4.   DISCONTINUED OPERATIONS

     On January 31, 1997, the Company sold the net assets of BARTON ATC, Inc. and BARTON ATC International, Inc., which represented its government services industry segment in prior years, to Serco, Inc. for $2,150,000. Accordingly, these operations are accounted for as discontinued operations and their results of operations are segregated in the accompanying consolidated statements of operations and statements of cash flows.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

CAUTIONARY STATEMENTS

    This quarterly report on Form 10-QSB contains statements relating to the future of the Company (including certain projections and business trends) that are "forward looking statements" as defined by Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation
Reform Act of 1995, as amended. These forward looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward looking statements. When used in this Form 10-QSB with respect to the Company, the words "estimate," "project," "intend," "anticipate," "expect," "foresee," "believe," "plan," and similar expressions are intended to identify forward looking statements, which speak only as of the date hereof. The risks and uncertainties relating to the forward looking statements include, but are not limited to, changes in political, economic and/or labor conditions; changes in the regulatory environment; the Company's ability to integrate its acquisitions; competitive production and pricing pressures; the ability of customers to remediate any Year 2000 problems; as well as other risks and uncertainties.

Plan of Operation

    With the acquisition of Lewis (the "Acquisition") and the disposition of its Government Services Group, the Company is increasing its focus on integrated supply and is undertaking an internal restructuring to accomplish such focus. As of February 5, 1998, the Company took over the integrated supply operations of its Titan subsidiary through a merger of Titan into the Company. While no assurance can be made as to the ultimate synergies that will be realized through the Lewis acquisition, management believes that the capabilities of Lewis have had a positive effect on the Company's consolidated operations, and will do so in the future.

Results of Operations

    The Company realized a net income for the three months ended
December 31, 1997 of $134,470, compared to a net income of $258,651 for the three months ended December 31, 1996. The increase in revenues, cost of sales, SG&A and interest expense are primarily due to the acquisition of Lewis in June, 1997, as well as the start up of three new integrated supply operations during the quarter.

	The Company realized a net income for the six months ended December 31, 1997 of $361,770 compared to a net income of $426,842 for the six months ended December 31, 1996. This increase in revenues, cost of sales, SG&A and interest expense are also primarily due to the acquisition of Lewis in June, 1997, as well as the start up of four new integrated supply operations during the six month period.

Liquidity and Capital Resources

    At June 30, 1997, the Company's current assets exceeded its current liabilities by approximately $19,829,912. Working capital increased to $25,470,070 at December 31, 1997. This is primarily due to the increase in accounts receivable and inventory and the ability to borrow from our revolving line of credit to cover these accounts on a long term basis.

    The Company maintains a secured line of credit with a banking institution with a maximum availability of the lessor of $25 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement. Total debt outstanding at December 31, 1997 for this line of credit was approximately $23,000,000.

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


                                              SETECH, INC.



Date: February 13, 1998  By_/s/ Thomas N. Eisenman______________
                            Thomas N. Eisenman  President


Date: February 13, 1998  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins,  Secretary-Treasurer