Form 10QSB/A
period 1997-09-30
SETECH INC /DE
filed 1998-02-19
CIK 812371

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB/A


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

905 Industrial Drive, Murfreesboro, Tennessee 37129
(Former Address of principal executive offices)  (Zip Code)


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

                YES [ ]          NO [X]

     As of February 12, 1998, the Board of Directors of SETECH, Inc. (the "Company") and a majority of the Company's shareholders had approved the SETECH, Inc. Nonemployee Directors' Stock Option Plan (the "Plan"). The Plan's effective date is July 1, 1997. Accordingly, the Company is filing this amendment to its Form 10-QSB for the quarter ending September 30, 1997 (the "9/30/97 10-QSB"), to add the Plan as Exhibit 10.8.

     Part II, Item 6 of the Company's 9/30/97  10-QSB  should be amended to add
Exhibit 10.8 as indicated below.

Item 6.    Exhibits and Reports on Form 8-K

           (a) The Company hereby incorporates by reference the Exhibits and the Exhibit table provided in Item 13 of its Form 10-KSB for the fiscal year ended June 30, 1997. The Company also hereby includes the following with its Exhibits and Exhibit table in this Form 10-
           QSB:

     EX-10.8   The  SETECH,  Inc.  Nonemployee  Directors'  Stock  Option  Plan
     (effective July 1, 1997)

           (b) Reports on Form 8-K. None



                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SETECH, INC.



Date: February 19, 1998               By: /s/ Thomas N. Eisenman
                                            Thomas N. Eisenman, President


Date: February 19, 1998               By: /s/ Cindy L. Rollins
                                            Cindy   L.    Rollins,   Secretary-
                                            Treasurer