Form 10QSB
period 1998-03-31
SETECH INC /DE
filed 1998-05-15
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

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

     Common Stock, $.01 Par Value - 5,669,003 shares as of
March 31, 1998.

    Indicate Transitional Small Business Disclosure Format
                        YES [ ]        NO [X]

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Condensed Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997

            Condensed Consolidated Statements of Operations for the Three
		Months Ended March 31, 1998 and 1997

  	      Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 1998 and 1997

            Condensed Consolidated Statements of Changes in Stockholders'
	      Equity for the Nine Months Ended March 31, 1998

            Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                                 March 31,           June 30,
                                   1998                1997

                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $   960,005         $ 1,633,559
  Accounts Receivable            11,841,348           8,449,902
  Inventory                      23,028,881          17,305,262
  Prepaid Expenses
  And Other Current Assets          511,669             504,621
  Deferred Tax
  Benefit                           551,526             520,328
                                ____________        ____________
Total Current Assets             36,893,429          28,413,672

Property and Equipment,net        2,276,819           1,746,551
Non-current Deferred Tax
 Benefit                              -                  31,197
Cost in Excess of net
 Assets Acquired, net of
 Accumulated Amortization
 of $769,326 and $559,959	    6,744,953	      6,954,320
Other Assets                         98,535             126,484
                                ____________        ___________
Total Assets                    $46,013,736         $37,272,224
                                ____________        ___________
                                ____________        ___________

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-term
   Debt                           $  485,778          $ 411,620
  Current Portion of Capital
    Lease Obligations                127,039             95,129
  Accounts Payable                 8,075,061          5,975,425
  Accrued Expenses                 1,628,236          2,015,289
  Income Taxes Payable               500,402             86,297
                                ____________         ____________
Total Current Liabilities         10,816,516          8,583,760
                                ____________         ____________

Long Term Debt                    25,692,110         20,099,790
  Net of Current Portion
Capital Lease Obligations
  Net of Current Portion	       816,465            411,562
                                ____________        ____________
Total Long Term Debt              26,508,575         20,511,352
                                ____________        ____________
Commitments and Contingencies

Puttable Stock                      510,204             510,204
                                ____________         ____________
Stockholders' Equity
  Common Stock, $.01 par
   Value, 10,000,000 Shares
   Authorized, 5,669,003
   Issued                             56,690              56,690
  Additional Paid-in
   Capital                        11,916,583          11,916,583
  Accumulated Deficit             (3,586,633)         (4,098,166)
  Less treasury stock               (208,199)           (208,199)
                                _____________        ____________
Total Stockholders' Equity         8,178,441           7,666,908
                                _____________        ____________

TOTAL LIABILITIES AND            $46,013,736         $37,272,224
STOCKHOLDERS' EQUITY             ____________        ____________
                                 ____________        ____________

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the three months ended
                                   March 31       March 31
                                      1998           1997
                                 ------------    ------------
REVENUES                           $22,841,147     $9,177,445

COST OF REVENUES                    20,676,221      8,065,798
                                   ____________    ___________

  Gross Profit                       2,164,926       1,111,647

SELLING, GENERAL & ADMINISTRATIVE
 EXPENSES                            1,306,809         728,898
                                      ________        ________

 Operating Income                      858,117         382,749

OTHER INCOME (EXPENSE)

  Interest Income                      14,540           27,287
  Interest Expense                   (566,312)        (179,353)
  Other                                 1,109            -
                                    __________      __________

  Total Other                        (550,663)        (152,066)
                                    __________      __________
Income From Continuing Operations     307,454          230,683
 Before Income Taxes

Income Tax Provision                  157,691          107,801
                                    __________      __________
Income from Continuing
Operations 	                          149,763          122,882

DISCONTINUED OPERATIONS:
 Operating Income, Net of                 -             43,046
  Income Tax Provision
                                    __________      __________
  Net Income                         $149,763         $165,928
                                    __________      __________
                                    __________      __________
NET INCOME PER COMMON SHARE
  Basic
     Income From Continuing Ops       $0.03          $0.02
     Income From Discontinued Ops       -             0.01
                                     _______        _______
     Net Income Per Share             $0.03          $0.03
                                     _______        _______
                                     _______        _______
  Diluted
     Income From Continuing Ops       $0.03          $0.02
     Income From Discontinued Ops       -             0.01
                                     _______        _______
     Net Income Per Share             $0.03          $0.03
                                     _______        _______
                                     _______        _______

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

			SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                   For the nine months ended

                                   March 31       March 31
                                      1998           1997
                                  ------------    ------------
REVENUES                           $65,556,985     $27,944,535

COST OF REVENUES                    59,438,907      24,839,831
                                    __________      __________

  Gross Profit                       6,118,078       3,104,704

SELLING, GENERAL & ADMINISTRATIVE
 EXPENSES                            3,558,410       1,780,878
                                     __________      __________

 Operating Income                    2,559,668       1,323,826

OTHER INCOME (EXPENSE)

  Interest Income                      43,923          59,695
  Interest Expense                 (1,551,552)       (568,353)
  Other                                 7,230            -
                                    __________      __________

  Total Other                      (1,500,399)       (508,658)
                                    __________      __________
Income From Continuing Operations   1,059,269         815,168
 Before Income Taxes

Income Tax Provision                  547,736         350,684
                                    __________      __________

Income from Continuing                511,533         464,484
 Operations

DISCONTINUED OPERATIONS:
  Operating Income, Net of
     Income Tax Provision                _             128,286
                                   ___________     ___________

Net Income 	                         $511,533         $592,770
                                    __________      __________
                                    __________      __________


NET INCOME PER COMMON SHARE:
  Basic
       Income From Continuing Ops     $0.09         $ 0.09
       Income From Discontinued Ops                   0.02
                                      ______        ______
          Net Income Per Share        $0.09          $0.11
                                      ______        ______
                                      ______        ______

  Diluted
       Income From Continuing Ops     $0.09          $0.08
       Income From Discontinued Ops                   0.02
                                      ______        ______
          Net Income Per Share        $0.09          $0.10
                                      ______        ______
                                      ______        ______

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED MARCH 31, 1998
                          (UNAUDITED)
 					Common Stock
                  Treasury               $.01 Par
                   Stock                  Value        Additional  Accumulated
                   _________             _________     Paid-in     (Deficit)
         Shares    Amount     Shares      Amount       Capital
         _______  ___________ ___________ ____________ __________ __________
Balances  163,695 $(208,199)   5,669,003  $56,690   $11,916,583   ($4,098,166)
 June 30,
  1997
Net Income
 for the
 9 Months
 Ended
 March                                                              $511,533
 31,1998  _________ ________ ____________ _______  ____________ _____________
Balances at163,695 $(208,199)   5,669,003  $56,690  $11,916,583   ($3,586,633)
March
 31,1998

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                 For the nine months ended
                                   March 31      March 31
                                     1998           1997
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Income from continuing
   operations                     $511,533       $464,484
   Adjustments to
   reconcile income from continuing
   operations to net cash used in
   continuing operations:
    Depreciation and               569,236        326,948
     amortization
    Deferred income tax			              546,349
    Gain on sale of                 (7,225)	  (30,000)
     fixed assets
    Gain on sale of subsidiary                   (289,819)
  Changes in operating assets
   and liabilities:
    (Increase) decrease in      (3,391,446)       623,912
     accounts receivable
    (Increase) decrease in
     inventory                  (5,723,619)        54,260
    (Increase) decrease in          20,901       (589,899)
     other assets
    (Decrease) increase in        2,099,636      (592,799)
     accounts payable
    (Decrease) increase in           27,051      ( 85,498)
     accrued expense             __________      _________
Net cash provided by (used in)  $(5,893,933)     $427,938
 operations

DISCONTINUED OPERATIONS:
   Income from discontinued
   operations                          -          128,286
   Changes in net assets of
   discontinued operations             -         (128,286)
				          __________     _________
   Net cash used in discontinued
   operations                          -             -
                                  __________     _________
CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment           (483,779)       (318,708)
  Proceeds from sale of              7,225          30,000
   fixed assets
  Proceeds from sale of
   subsidiary                                    1,992,526
                                  __________      _________
Net cash provided by (used in)    (476,554)      1,703,818
 investing activities

CASH FLOWS FROM FINANCING
ACTIVITES:

(Payments)/Proceeds on short-term   106,068        423,542
   debt
(Payments)/Proceeds on long-term  5,590,865     (1,306,263)
   debt
 Sale of treasury
 stock                                             832,601
                                 ___________     ___________
Net cash provided by (used in)    5,696,933        (50,120)
 financing activities


Increase (Decrease) in cash       (673,554)      2,081,636
 and cash equivalents
Cash and cash equivalents         1,633,559      1,328,854
 at beginning of period         ___________    ___________
Cash and cash equivalents        $  960,005     $3,410,490
 at end of period

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
                          (Unaudited)
                         March 31, 1998

1.   BASIS OF PRESENTATION:

	The consolidated balance sheets as of March 31, 1998 and June 30, 1997, and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 1998 and 1997, have been prepared by the Company in accordance with the accounting policies described in its 10-KSB for the fiscal year ended June 30, 1997 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

     Organization

     SETECH, Inc.(formerly Aviation Education Systems, Inc., a Delaware Corporation, and the "Company") is a provider of integrated supply/inventory management services, general line industrial distribution services,as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical.

     Prior to January of 1997, the Company was also a provider of air traffic control, weather observing and forecasting services under contracts with the FAA and other federal, state and local governments and agencies through its former subsidiaries BARTON ATC, Inc. and BARTON ATC International, Inc. In January of 1997, the Company sold its stock in these subsidiaries and the results of their operations and the sale of their stock is presented herein as discontinued operations.

    Principles of Consolidation

    The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), a Delaware corporation, and Southeastern Technology, Inc. ("Southeastern"), a Tennessee corporation. Prior to February 5, 1998, the Company owned another subsidiary,Titan Services, Inc. which was merged with and into the Company with the Company acting as the surviving corporation.
References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 21% of the Company's total revenues for the quarter, were to a customer in the automobile industry. Trade accounts receivable at March 31, 1998 include approximately $2.2 million due from the same customer.

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

     Certain additional reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

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

3.   NET INCOME PER SHARE

	Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997, and establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the second quarter of fiscal 1998 and has restated earnings per share for all periods presented. Adoption of SFAS 128 did not have a material effect on the Company's financial statements, taken as a whole.

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

	The following table presents information necessary to calculate diluted net income per share for the quarters ended March 31, 1998 and 1997.
                                                   1998        1997
      Income from continuing operations          $149,763    $122,882
      Plus interest on convertible debentures
       net of associated tax provision             23,193       7,429
      Adjusted income from continuing           ___________  __________
       operations                                $172,956    $130,311
                                                ___________  __________
                                                ___________  __________
       Weighted average shares outstanding      5,505,308    5,250,206
       Plus additional shares issuable upon
        conversion of convertible debentures      853,492      946,736
       Adjusted weighted average shares         ___________  __________
        outstanding                             6,358,800    6,196,942

The following table presents information necessary to calculate diluted net income per share for the nine months ended March 31, 1998 and 1997.
                                                   1998        1997
      Income from continuing operations          $511,533    $464,484
      Plus interest on convertible debentures
       net of associated tax provision             70,270      39,778
      Adjusted income from continuing           ___________  __________
       operations                                $581,803    $504,262
                                                ___________  __________
                                                ___________  __________
       Weighted average shares outstanding      5,505,308    5,250,206
       Plus additional shares issuable upon
        conversion of convertible debentures      853,492      946,736
       Adjusted weighted average shares         ___________  __________
        outstanding                             6,358,800    6,196,942


4.   DISCONTINUED OPERATIONS

     On January 31, 1997, the Company sold the stock of BARTON ATC, Inc. and BARTON ATC International, Inc., which represented its government services industry segment in prior years, to Serco, Inc. for $2,150,000. Accordingly, these operations are accounted for as discontinued operations and their results of operations are segregated in the accompanying consolidated statements of operations and statements of cash flows.

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

Plan of Operation

    With the acquisition of Lewis (the "Acquisition") and the disposition of its Government Services Group, the Company is increasing its focus on integrated supply and has undertaken an internal restructuring to accomplish such focus. As of February 5, 1998, the Company took over the integrated supply operations of its Titan subsidiary through a merger of Titan into the Company. While no assurance can be made as to the ultimate synergies that will be realized through the Lewis acquisition, management believes that the capabilities of Lewis have had a positive effect on the Company's consolidated operations, and will do so in the future.

Results of Operations

     The increase in revenues, cost of sales, SG&A and interest expense are primarily due to the acquisition of Lewis in June, 1997, as well as the start up of two new integrated supply sites during the quarter (six new integrated supply sites during the nine month period), including operations in Mexico.

    The Company realized income from continuing operations for the three months ended March 31, 1998 of $149,763, compared to $122,882 for the three months ended March 31, 1997. The Company realized income from continuing operations for the nine months ended March 31, 1998 of $511,533 compared to $464,484 for the nine months ended March 31, 1997.

     As a subsequent event, SETECH has been awarded two contracts to provide indirect materials management services over the next three years. One with Delphi Delco Electronics Systems' at their three U.S. plant sites and another with Delphi Saginaw Steering's eight U.S. plants. Delphi Delco Electronics manufactures a variety of electronic components for the automotive industry while Delphi Saginaw Steering manufactures a variety of steering components for the automotive industry. These two contracts represent a major financial step forward in SETECH's integrated supply business and will result in the orderly expansion of SETECH's work force. It is anticipated that stocking and onsite distribution will continue to be handled by Delphi Delco Electronics' and Delphi Saginaw Steering's personnel.

Liquidity and Capital Resources

    At June 30, 1997, the Company's current assets exceeded its current liabilities by approximately $19,829,912. Working capital increased to $26,076,913 at March 31, 1998. This is primarily due to the increase in accounts receivable and inventory and the ability to borrow from our revolving line of credit to cover these accounts on a long term basis.

    The Company maintains a secured line of credit with a banking institution with a maximum availability of the lesser of $25 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement. Total debt outstanding at March 31, 1998 for this line of credit was approximately $23.5 million. The Bank is currently in the process of increasing this line of credit to a maximum availability of the lesser of $35 million or the total of eligible accounts receivable and inventory.

                       PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

    	     None

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           As of February 12, 1998, the Company had received the consent of 68.1% of its shareholders to the adoption of the SETECH, Inc. Nonemployee Directors' Stock Option Plan.

Item 5.    Other Information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     The Company hereby incorporates by
                 reference the Exhibits and Exhibit table provided in Item 13 of its Form 10-KSB for the fiscal year ended June 30, 1997.

           (b)   Reports on Form 8-K.
		     On February 13, 1998, the Company submitted, pursuant
                 to Item 5, a Form 8-K disclosing the February 5, 1998, merger of its wholly-owned subsidiary, Titan Services, Inc. with and in to the Company, with the Company acting as the surviving corporation.

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SETECH, INC.



Date: May 15, 1998  By_/s/ Thomas N. Eisenman______________
                            Thomas N. Eisenman  President


Date: May 15, 1998  By_/s/ Cindy L. Rollins__________________
                            Cindy L. Rollins,  Secretary-Treasurer