Form 10-K405
period 1998-06-30
SETECH INC /DE
filed 1998-10-30
CIK 812371

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ________________ to ____________________


                         Commission file number 1-10310

                                  SETECH, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                  11-2809189
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

903 Industrial Drive, Murfreesboro, Tennessee             37129
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:(615) 890-1700
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  Title of Class
         Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes       No  X
                                      ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of September 21, 1998 there were 5,679,207 shares of common stock outstanding and the aggregate value of the shares of common stock held by non-affiliated shareholders (based upon available over the counter pricing on October 12, 1998) was $2,826,821.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes. None

                              CAUTIONARY STATEMENTS

         This annual report on Form 10-K contains statements relating to the future of SETECH, Inc (the "Company") (including certain projections and business trends) that are "forward looking statements" as defined by Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward looking statements. When used in this Form 10-K with respect to the Company, the words "estimate", "project", "intend", "anticipate", "expect", "foresee", "believe", "potential", and similar expressions are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The risks and uncertainties relating to the forward looking statements include, but are not limited to, changes in political, economic and/or labor conditions; changes in the regulatory environment; the Company's ability to integrate its acquisitions; competitive production and pricing pressures; as well as other risks and uncertainties.

                                     PART I
ITEM 1. BUSINESS.

GENERAL

         SETECH, INC., is a Delaware corporation (the "Company") formed in 1987. The Company is engaged in the businesses of providing "integrated supply"/inventory management services, general line industrial distribution services, as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical through it's primary operations as well as it's four subsidiary corporations:

Southeastern Technology, Inc. ("Southeastern")
Lewis Supply Company, Inc. ("Lewis")
S.E.T.C. de Mexico
CETECH de Mexico

         In August 1996, the Company changed its name from "Aviation Education Systems, Inc." to "SETECH, INC." to better reflect its diversified business operations.

         The Company acquired Titan Services, Inc. ("Titan") and Southeastern in September 1993 upon the acquisition of their parent corporation, SEtech, Incorporated. The Company caused SEtech, Incorporated to be merged into the Company, resulting in Titan and Southeastern becoming direct and separate subsidiaries of the Company.

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

         The Company acquired Lewis Supply Company, Inc. ("Lewis") as a wholly owned subsidiary in June of 1997. On February 5, 1998, the Company caused its wholly owned subsidiary, Titan, to merge with and into the Company. In addition, the Company created two Mexican subsidiaries in October 1997 for the operation of Lewis sites in Mexico. These actions were taken as part of the Company's continuing efforts to focus its operations on integrated supply. All operations formerly conducted under the Titan name have continued under the SETECH name, while Lewis has continued to operate under its own name.

         Southeastern is a Tennessee corporation and Lewis is incorporated under Delaware law.

SETECH

SETECH'S OPERATIONS

         SETECH ("SETECH" is used in reference to the direct integrated supply operations of the Company, versus the consolidated operations referenced as "The Company".) provides "integrated supply" services to the manufacturing industry. "Integrated supply" is the forming of long term relationships with manufacturing customers to provide all of their maintenance, repair, and operating ("MRO") supplies. Presently, SETECH delivers its services primarily to the automotive industry through facilities located in Tennessee, Michigan, and Indiana. SETECH provides procurement, engineering and maintenance/repair services for machined spare parts, original equipment manufacturer ("OEM") spare parts and inventory management services. Major manufacturers to supplement and enhance in-house capabilities and control costs are increasingly utilizing these types of services. The providing of MRO products to the customer at cost, the reimbursement of direct site operating expenses and the charging of inventory management and cost savings fees generates revenues for this operation. Cost of sales consists of the direct product costs and direct expenses at the customer's site.

COMPETITION

         SETECH operates in an industry known as "integrated supply." SETECH has encountered competing firms, and integrated suppliers operate in a highly competitive market. Additionally, SETECH may in the future encounter presently unforeseen competition.

MAJOR CUSTOMERS

         SETECH operates under five contracts as a source supplier of purchasing and inventory control functions for General Motors and related subsidiary operations at plants located in Tennessee, Michigan, and Indiana. SETECH has received several major awards from General Motors in recognition of its high level of performance for this manufacturer. Additional agreements with this manufacturer were added in April and May 1998, which, if substantially implemented, should increase revenues in fiscal year 1999. Contracts with this manufacturer account for virtually all of SETECH's revenues and approximately 24% of the Company's revenues.

PRINCIPAL SUPPLIERS

         SETECH acquires machining services and parts from a wide variety of machine shops. OEM spare parts are purchased from the original manufacturer. SETECH purchases approximately 2% of its parts from its subsidiary Southeastern.

LEWIS SUPPLY SUBSIDIARY

LEWIS' OPERATIONS

         Lewis provides integrated supply support to 9 key customers through direct management of the maintenance, repair, and operating supply function and tool crib management at over 15 sites. This activity generates approximately half of Lewis' revenues, and approximately 31% of the Company's revenues. The revenues and cost of sales for these operations are accounted for in a manner similar to SETECH's operations. The Company created two wholly-owned Mexican subsidiaries, S.E.T.C. de Mexico and CETECH de Mexico, in October 1997, to manage the Mexican integrated supply operations for one of Lewis' customers.

         In addition, Lewis is a general line industrial distributor. Lewis delivers its distribution services through the operation of five distribution warehouses in Tennessee, Mississippi, Arkansas, and Missouri. These operations deliver industrial supply products to over 1,000 customers via company owned trucks and common carrier. These operations provide the other half of Lewis' revenues. Revenues and cost of sales are accounted for similar to traditional distribution basis.

         Effective September 1, 1998, Mr. Michael S. Burnham resigned as President of Lewis. Responsibilities have been reassigned on an interim basis, pending a search for his replacement.

COMPETITION

         The industrial distribution industry is highly competitive and features numerous distribution channels, including national, regional and local distributors; direct mail suppliers; large warehouse chains; hardware stores; and manufacturers' own sales forces. Many of Lewis' competitors in industrial distribution are small enterprises who sell to customers in a limited geographic area, but Lewis also competes against several large distributors that have significantly greater resources than Lewis. As customers increasingly seek low-cost alternatives to traditional methods of purchasing and sources of supply, they are, among other things, reducing the number of their industrial suppliers. Industrial suppliers are consolidating to achieve economies of scale and increase efficiencies; this consolidation trend could cause the industry to become more competitive. In addition, new competitors may emerge. Certain of Lewis' competitors sell identical products for prices lower than those offered by Lewis. Moreover, Lewis also competes on the basis of responsiveness to the needs of customers for quality service, product diversity, and availability. There can be no assurance that Lewis will be able to compete successfully under such conditions.

         In the component of their operations known as "integrated supply", Lewis has encountered competing integrated supply firms, and continues to operate in a highly competitive market. Lewis may in the future encounter presently unforeseen integrated supply competition.

MAJOR CUSTOMERS

         Lewis had three customers which accounted for 11%, 9% and 7%, respectively, of Lewis' sales during its year ended June 30, 1998, and 7%, 6%, and 4% of the Company's revenues, respectively. Because the Lewis acquisition was contemporaneous with the close of the Company's fiscal year ending June 30, 1997, none of Lewis' revenues are reflected on the Company's Statements of Operations included in this Form 10-K for that year (See Note 2 of the June 30, 1998 financial statements included in this Form 10-K for unaudited pro forma information combining the consolidated results of the Company and Lewis as if the Acquisition had occurred on July 1, 1995.)

PRINCIPAL SUPPLIERS

         Historically, the availability of suppliers has not been of concern to Lewis' management. Lewis has over 4,000 suppliers nationwide.

SOUTHEASTERN TECHNOLOGY SUBSIDIARY

SOUTHEASTERN'S OPERATIONS

         Southeastern is a job shop machining and engineering organization, serving a variety of industries including aerospace, automotive and medical. Southeastern continues the manufacturing and sale of medical and surgical devices for major medical manufacturers, to their specifications. Management believes, based upon recent growth in this area, that the medical field will continue to become a more significant source of machine work in the future. Revenues and the cost of sales in this operation are accounted for similar to a job-cost manufacturing environment.

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

MAJOR CUSTOMERS

         Five customers account for 80% of Southeastern's revenues, little of which is based on long-term contracts. Southeastern's business is concentrated evenly across the aerospace, automotive and medical industries. None of the customers of Southeastern account for 10% or more of the Company's revenues.

SUPPLIERS

         Historically, the availability of raw materials has not been of concern to Southeastern whose management foresees no significant acquisition of materials impediment to production or production scheduling. Principal suppliers to Southeastern include various metal suppliers and machine die manufacturers.

EMPLOYEES OF COMPANY AND SUBSIDIARIES

         As of June 30, 1998, the Company and its four subsidiaries had 251 full-time employees, including 5 executive personnel and 8 part-time employees. The employees are apportioned among the businesses as follows: SETECH (59 full-time, including 3 executives, 4 part-time); Lewis (142 full-time, including 1 executive, 1 part time); Southeastern (50 full-time, including 1 executive, 3 part-time).

ITEM 2. PROPERTIES.

         Among the Company and its subsidiaries, only Lewis owns any real property.

         Lewis purchased the property at 477 South Main Street in Memphis, Tennessee in November of 1986. Currently, $15,420 remains outstanding on Lewis' mortgage. This Memphis location serves as the headquarters of Lewis' operations. In addition, Lewis leases buildings, equipment, and vehicles under non-cancelable operating leases.

         SETECH conducts its operations from three rented facilities, one each located: (1) in Murfreesboro, Tennessee; (2) near its automotive manufacturing customer in Tennessee, with a lease expiring March, 2001; and (3) adjacent to its automotive manufacturing customer in Michigan. In addition, integrated supply customers provide space for SETECH and Lewis operations within their manufacturing facilities.

         Southeastern conducts its operations from a facility located at 905 Industrial Drive Murfreesboro, Tennessee that is leased under a non-cancelable operating lease expiring July 31, 2008.

ITEM 3. LEGAL PROCEEDINGS.

         There are no current material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders, in the quarter ending June 30, 1998.











                      [THIS SPACE INTENTIONALLY LEFT BLANK]

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

         The following table, prepared from information supplied by the National Quotation Bureau, sets forth the range of high and low bid prices for the Company's common stock for the fiscal periods indicated (which reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions):

                                              COMMON STOCK
                                           ------------------
                                           High           Low
                                           ----           ---
                    1997 (Fiscal)
                    First Quarter           N/A            N/A
                    Second Quarter         1 3/4          1 5/8
                    Third Quarter          1 11/16        1 1/2
                    Fourth Quarter         1 9/16         1 1/32

                    1998 (Fiscal)
                    First Quarter          2              1 1/4
                    Second Quarter         2              1 5/8
                    Third Quarter          1 3/4          1 3/4
                    Fourth Quarter         2 1/2          1 3/4

         (b) Holders - There were approximately 180 holders of record of the Company's common stock as of October 12, 1998, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         (c) Dividends - The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its common stock in the foreseeable future.

         (d) See Item 13: Certain Relationships and Related Transactions for related party sales of stock in the last three fiscal years.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              FY 1998       FY 1997       FY 1996       FY 1995       FY 1994
                                                              -------       -------       -------       -------       -------

Revenues                                                      $88,920       $35,168       $34,468       $14,492       $ 9,098
Net income from continuing operations                         $    55       $   514       $ 1,403       $   273       $    82

Basic income from continuing operations
                     Per share                                $  0.01       $  0.10       $  0.27       $  0.05       $  0.02

Diluted income from continuing operations
                     Per share                                $  0.01       $  0.09       $  0.24       $  0.05       $  0.02
Dividends paid per share                                      $    --       $    --       $    --       $    --       $    --
Weighted average number of
     Shares outstanding                                         5,506         5,261         5,159         5,414         4,656

Working Capital                                               $25,975       $19,832       $ 4,124       $ 2,439       $ 1,559
Total assets                                                  $47,836       $37,272       $22,143       $14,703       $13,408
Long-term debt obligations                                    $27,168       $20,512       $ 1,332       $   665       $   517
Stockholders' equity                                          $ 7,758       $ 7,668       $ 6,599       $ 5,538       $ 5,266


Footnotes:

1) Effective as of June 30, 1996, the Company effectuated a twenty-to-one reverse stock split, which reduced the number of shares of the Company's single class of common stock. As a result of the twenty-to-one reverse stock split, the price per share of the Company's common stock increased by a multiple of 20. The periods prior to this date have been adjusted to retroactively reflect this action.

2) On January 30, 1997, the Company sold all of the stock of two of its wholly owned subsidiaries, Barton ATC, Inc. ("BARTON") and Barton ATC International, Inc. ("BARTON Intn'l") (sometimes referred to collectively in the Company's public filings as the "Government Services Group") to Serco Group, Inc., a wholly-owned subsidiary of Serco Group plc, a British publicly traded company. The results of operations prior to this date have been adjusted to eliminate amounts attributable to these entities, and accounted for as a separate line item called "Discontinued Operations" in the Company's Statements of Operations.

3) Effective June 26, 1997, the Company acquired all of the outstanding stock of Lewis Supply Company, Inc. in a purchase transaction ("the Acquisition"). The Acquisition was consummated by the exchange of 255,102 shares of the Company's common stock, a commitment to issue an additional 30,612 shares, $5,952,500 cash and notes payable totaling $750,000 for 100% of the outstanding shares of Lewis' stock. The acquisition had no effect on the revenue and net income accounts presented for fiscal year l997, but the acquired assets are reflected in the balance sheet for that year.

4) The increase in revenues in fiscal year 1998 is provided by the acquisition of Lewis Supply on June 26, 1997. See Note 2 of the June 30, 1998 financial statements included in this Form 10-K for unaudited pro forma information combining the consolidated results of the Company and Lewis as if the Acquisition had occurred on July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

         With the acquisition of Lewis (the "Acquisition") and the disposition of its Government Services Group, and restructuring the Company under the SETECH name, the Company is increasing its focus on integrated supply. While the Company believes that it will realize certain long-term synergies through the combination of the integrated supply capacities of SETECH and Lewis, there can be no assurance that such synergies will be realized. In fiscal 1998 these two companies were operated as separate entities.

         In recent months, the Company has expanded its integrated supply business with its existing automotive manufacturing customer. The Company will also seek to market its integrated supply services to other manufacturing businesses. Company management constantly considers the most advantageous utilization of its financial, personnel and tangible resources, including appropriate acquisitions and dispositions.

FISCAL YEAR ENDING JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDING JUNE 30, 1997

         Revenues for fiscal year 1998 were $88.9 million, versus $35.2 million in fiscal 1997, an increase of $53.7 million, or 153%. The increase in revenues resulted from the addition of Lewis, which was acquired on June 26, 1997, and provided no revenues in the 1997 fiscal year. Revenues of operations other than Lewis decreased $746,000, driven by an increase of $2.3 million dollars in revenue from Southeastern and a decrease of $3.0 million in product revenues for SETECH. The decline in product revenues by SETECH has minimal impact on overall results due to all product sales being at cost. (See Item 1: Business).

         In May 1998, a contract was signed with an existing SETECH customer to establish eight additional sites, with potential annual revenues of up to $30 million. In June 1998, an additional six sites were agreed upon, but not contracted for, with potential additional revenues of up to $125 million on an annual basis, when fully implemented. Partial implementation of these sites will occur in fiscal 1999, but no guarantee of future revenues is certain. This increase in operations will require a substantial increase in working capital (see Liquidity and Capital Resources section of this item). Please refer to the "Cautionary Statements" presented on page 2 of this annual report on Form 10-K, regarding the risks and uncertainties related to these forward looking statements.

         Gross profit for fiscal 1998 was $6.3 million (7.1% of sales), versus $3.7 million (10.4% of sales) for fiscal 1997. Of the $2.6 million increase in gross profit, approximately $1.7 million was provided by the operations of Lewis. Of the remaining amount, increased SETECH fees provided approximately $896,000, with the remainder from the increased sales of Southeastern, albeit at a lower gross profit as a percentage of revenues. Gross profit as a percentage of sales declined due to gross margin as a percentage of sales for Lewis being lower than the preacquisition percentages. This was impacted in the fourth quarter by adjustments identified as part of the year-end close, which reduced margins in the operation of Lewis' integrated supply sites. As the nature of the consolidated business shifts from traditional distribution and machine shop operations to more industrial supply, the gross profit as a percentage of revenues will continue to decline as profit from product sales, which are sold at cost, is replaced with profit from fees.

         General and administrative expenses for fiscal 1998 were $4.2 million (4.7% of revenues), versus $2.1 million (5.9% of revenues) in fiscal 1997. Of the $2.1 million increase, approximately $1.2 million resulted from the addition of Lewis' operations. Operations of Southeastern resulted in a reduction in general and administrative expenses of approximately $76,000. The remaining $1.0 million increase resulted from increased expenses in the marketing and site implementations areas, including salaries, and travel. The funds were expended in the acquisition of new integrated supply contracts that were signed late in the fiscal year and provided no revenues.

         Interest expense for fiscal 1998 was $2.1 million, versus $769,000 in fiscal 1997. Of the $1.3 million increase, $733,000 was attributable to Lewis, $18,000 to Southeastern, and the remainder to SETECH. The increase in SETECH is attributable to increased borrowing for inventories and receivables. The increase in interest expense was partially offset by a $670,000 increase in interest income, substantially driven by interest charges to customers of Lewis.

         Income tax provision in fiscal 1998 was $116,000, versus $428,000 in fiscal 1997. The effective rate for fiscal 1998 was 67.8% as compared to 45.5% in fiscal 1997. The difference in the rate is due to the impact of goodwill amortization and travel and entertainment expenses which are not deductible for taxes (Please see Notes 2 and 8 of the June 30, 1998 financial statements for further explanation).

FISCAL YEAR ENDING JUNE 30,1997 COMPARED TO FISCAL YEAR ENDING JUNE 30, 1996

         This discussion does not reflect amounts attributable to the Government Services Division, sold by the Company on January 31, 1997, and accounted for as a separate line item called "Discontinued Operations" in the Company's Statements of Operations included in the June 30, 1997 financial statements. Nor does it include amounts attributable to Lewis, acquired by the Company June 26, 1997. (Please see Note 2 of the June 30, 1998 financial statements included in this Form 10-K for unaudited pro forma information combining the consolidated results of the Company and Lewis as if the Acquisition had occurred on July 1, 1995.)

         Revenues for fiscal 1997 were $35.2 million, versus $34.5 million for fiscal 1996, an increase of $700,000 or 2.0%. (Please see Note 1 of the June 30, 1998 financial statements included with Form 10-K relating to "Reclassification of Financial Statement Presentation," where it indicates that amounts received from customers for the cost of inventory acquired and sold under inventory procurement and management contracts, which were previously recorded as a reduction in cost of revenues, have been reclassified as revenues.) This increase represents a $961,000 increase in Southeastern revenues and a $261,000 decline in SETECH revenues. The decline in product revenues by SETECH has minimal impact on overall results due to all product sales being at cost. (See
Item I: Business).

         Gross profit for fiscal 1997 was $3.7 million (10.4% of sales), versus $3.0 million (8.6% of sales) for fiscal 1996. Approximately $208,000 of the increased margin was derived from Southeastern, and the remainder from SETECH.

         General and administrative expenses for fiscal 1997 were $2.1 million (5.9% of revenues), versus $1.8 million (5.2% of revenues) in fiscal 1996. Of the $291,000 increase, approximately $55,000 resulted from the increase in Southeastern's revenues, with the remainder in SETECH. The increase at SETECH was incurred in the initial increases in marketing costs for the expansion of the integrated supply operations.

         Interest expense for fiscal 1997 was $769,000, versus $558,000 in fiscal 1996. Of the $211,000 increase, $79,000 was attributable to Southeastern, and the remaining to SETECH. The increase at SETECH is attributable to higher interest rates and increased borrowings for inventories and receivables.

         Income tax expense in fiscal 1997 was $428,000, versus a benefit of $693,000 in fiscal 1996. Please see Note 8 of the June 30, 1998 financial statements included in this Form 10-K for detailed analysis and explanation.

SEASONALITY AND QUARTERLY INFORMATION

         Historically, neither SETECH nor the two domestic subsidiaries are impacted by any significant seasonality issues in earnings, profits, or statement of financial position.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity in the recent past has been borrowings under its revolving credit facility. Net cash used by operating activities was $6.3 million in fiscal 1998 due to the significant growth in inventories for the integrated supply operations, as compared to net cash used in operating activities of $35,000 in fiscal 1997. Net cash used in investing activities in fiscal 1998 was $919,000, as compared to $4.3 million used in the prior fiscal year, primarily due to the acquisition of Lewis. Net cash from financing activities, primarily the revolving credit facility, was $6.4 million in fiscal 1998, as compared to $4.7 million in the prior fiscal year. This increase was primarily driven by utilization of the facility for financing of inventories for integrated supply operations. At June 30, 1998, the Company's current assets exceeded its current liabilities by approximately $25.9 million.

         The Company maintains a secured revolving line of credit with a banking institution in the maximum amount of the lesser of $35 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement. (Please see Exhibit 4.1 and Note 6 of the June 30, 1998 financial statements included in this Form 10-K for a description of the terms and maturities of this loan.)

         See Item 13, "Certain Relationships and Related Transactions," of this Annual Report on Form 10-K for a description of the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal years ended June 30, 1997.

         The potential expansion of operations with a current customer, noted above, have created a requirement for significant investment in inventories, up to $150 million, to support that customer. Discussions are currently underway for the expansion of the revolving credit line and potential acquisition of subordinated debt. Management believes, but can give no assurance, that these infusions of debt and equity capital will result in sufficient capital to support the Company's existing and future operations, but the Company will be required to seek external financing sources to support this expansion of its existing lines of business. There can be no assurance that the Company would be able to obtain such financing on reasonable or attractive terms, if at all.

YEAR 2000 ISSUE

         The Company operates two primary information systems, one for Lewis and one for both SETECH and Southeastern Technology. The Lewis system is currently compliant with year 2000 issues, and the SETECH/Southeastern system is being updated with a new release of its application software that is compliant with year 2000. The costs of this update are not material and the activities should be completed by December 31, 1998. The key customers of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts. Vendors from which the Company purchases products are diverse and varied, providing numerous alternatives. Key vendors of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts.

IMPACTS OF INFLATION

         Due to the nature of the operations of the Company, management believes the impacts of inflation are not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Securities and Exchange Commission release 34-38223 (January 31,
1997), the disclosure requirement contemplated by Item 305 of Regulation S-K in response to this item is not currently mandated for the Company.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $    796        $  1,634
    Accounts receivable, less allowance for doubtful accounts of $157
       and $111, respectively                                                       10,856           8,450
    Inventories                                                                     26,079          17,305
    Deferred tax asset                                                                 440             520
    Prepaid expenses and other current assets                                          204             505
                                                                                  --------        --------
          Total current assets                                                      38,375          28,414
                                                                                  --------        --------
PROPERTY AND EQUIPMENT, NET                                                          2,584           1,747
NONCURRENT DEFERRED TAX ASSET                                                            -              31
COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED AMORTIZATION OF
    $842 AND $560, RESPECTIVELY                                                      6,792           6,954
OTHER ASSETS                                                                            85             126
                                                                                  --------        --------
          Total assets                                                            $ 47,836        $ 37,272
                                                                                  ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                             $    413        $    412
    Current portion of capital lease obligations                                       208              95
    Accounts payable                                                                 9,851           5,974
    Accrued expenses                                                                 1,928           2,015
    Income taxes payable                                                                 -              86
                                                                                  --------        --------
          Total current liabilities                                                 12,400           8,582
                                                                                  --------        --------
LONG-TERM DEBT, NET OF CURRENT PORTION                                              26,609          20,100
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                      559             412
                                                                                  --------        --------
                                                                                    27,168          20,512
                                                                                  --------        --------
COMMITMENTS AND CONTINGENCIES                                                            -               -
PUTTABLE STOCK                                                                         530             510
                                                                                  --------        --------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 10,000 shares authorized,
       5,679 and 5,669 shares issued, respectively                                      57              57
    Additional paid-in capital                                                      11,932          11,917
    Accumulated deficit                                                             (4,043)         (4,098)
    Treasury stock                                                                    (208)           (208)
                                                                                  --------        --------
                                                                                     7,738           7,668
                                                                                  --------        --------
          Total liabilities and stockholders' equity                              $ 47,836        $ 37,272
                                                                                  ========        ========


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEARS ENDED JUNE 30,
                                                                     1998          1997          1996
                                                                   --------      --------      --------
REVENUES                                                           $ 88,920      $ 35,168      $ 34,468
COST OF REVENUES                                                     82,574        31,501        31,510
                                                                   --------      --------      --------
          Gross profit                                                6,346         3,667         2,958
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          4,155         2,056         1,765
                                                                   --------      --------      --------
          Operating income                                            2,191         1,611         1,193
                                                                   --------      --------      --------
OTHER INCOME (EXPENSE):
    Other income                                                         33           100            75
    Interest expense                                                 (2,053)         (769)         (558)
                                                                   --------      --------      --------
                                                                     (2,020)         (669)         (483)
                                                                   --------      --------      --------
          Income from continuing operations before income taxes         171           942           710

INCOME TAX BENEFIT (PROVISION)                                         (116)         (428)          693
                                                                   --------      --------      --------
          Income from continuing operations                              55           514         1,403
                                                                   --------      --------      --------
DISCONTINUED OPERATIONS:
    Operating income (loss), net of applicable tax provision
       of $ -0-, $133, and $113, respectively                             -           112            (4)
    Loss on disposal, net of applicable tax provision
       of $ - 0 - , $311, and $ - 0 -,  respectively                      -          (112)            -
                                                                   --------      --------      --------
          Loss from discontinued operations                               -             -            (4)
                                                                   --------      --------      --------
NET INCOME                                                         $     55      $    514      $  1,399
                                                                   ========      ========      ========
NET INCOME PER SHARE:
    Basic -
       Income from continuing operations                           $   0.01      $   0.10      $   0.27
       Loss from discontinued operations                               0.00          0.00          0.00
                                                                   --------      --------      --------
          Net income per share                                     $   0.01      $   0.10      $   0.27
                                                                   ========      ========      ========
    Diluted -
       Loss from continuing operations                             $   0.01      $   0.09      $   0.24
       Income from discontinued operations                             0.00          0.00          0.00
                                                                   --------      --------      --------
          Net income per share                                     $   0.01      $   0.09      $   0.24
                                                                   ========      ========      ========
Weighted average shares - basic                                       5,506         5,261         5,159
                                                                   ========      ========      ========
Weighted average shares - diluted                                     5,506         6,153         6,106
                                                                   ========      ========      ========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (IN THOUSANDS)

                                          TREASURY STOCK           COMMON STOCK   ADDITIONAL
                                        -------------------      ---------------    PAID-IN   ACCUMULATED
                                        SHARES       AMOUNT      SHARES   AMOUNT    CAPITAL     DEFICIT       TOTAL
                                        ------      -------      ------   ------    -------     -------      -------
BALANCE (DEFICIT), at June 30, 1995          -      $     -       5,414     $54     $11,496     $(6,011)     $ 5,539
    Purchase of treasury stock           1,018       (1,264)          -       -           -           -       (1,264)
    Sales of treasury stock               (732)         909           -       -          16           -          925
    Net income                               -            -           -       -           -       1,399        1,399
                                         -----      -------       -----     ---     -------     -------      -------
BALANCE (DEFICIT), at June 30, 1996        286      $  (355)      5,414     $54     $11,512     $(4,612)     $ 6,599


    Sales of treasury stock               (122)         147           -       -          24           -          171
    Issuance of stock for Lewis,
         net of amounts redeemable
         under put option                    -            -         255       3         381           -          384
    Net income                               -            -           -       -           -         514          514
                                         -----      -------       -----     ---     -------     -------      -------
BALANCE (DEFICIT), at June 30, 1997        164      $  (208)      5,669     $57     $11,917     $(4,098)     $ 7,668


    Issuance of stock for Lewis,
         net of amounts redeemable
         under put option                    -            -          10       -          15           -           15
    Net income                               -            -           -       -           -          55           55
                                         -----      -------       -----     ---     -------     -------      -------
BALANCE (DEFICIT), at June 30, 1998        164      $  (208)      5,679     $57     $11,932     $(4,043)     $ 7,738
                                         =====      =======       =====     ===     =======     =======      =======





                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                      1998          1997         1996
                                                                   ---------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                              $      55       $   514      $ 1,403
    Adjustments to reconcile income from continuing operations to net cash used in continuing operations:
          Depreciation and amortization                                  656           315          344
          Bad debt                                                        46             -           (6)
          Deferred income taxes                                          111           385         (567)
          Gain on disposal of equipment                                  (12)            -           (4)
          Changes in operating assets and liabilities:
              Accounts receivable                                     (2,452)        1,262       (3,076)
              Inventories                                             (8,774)       (1,592)      (3,047)
              Prepaid expenses and other assets                          342           (90)         (25)
              Accounts payable                                         3,877          (989)       2,150
              Accrued expenses                                           (52)          121           71
              Income taxes payable                                       (86)           39         (129)
                                                                   ---------      --------      -------
                 Net cash used in continuing operations               (6,289)          (35)      (2,886)
                                                                   ---------      --------      -------
    Discontinued operations:
          Income (loss) from discontinued operations                       -           112           (4)
          Loss on disposal of discontinued operations                      -          (112)           -
          Changes in net assets of discontinued operations                 -           (91)           4
                                                                   ---------      --------      -------
                 Net cash used in discontinued operations                  -           (91)           -
                                                                   ---------      --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                       12             -            4
    Proceeds from sale of business                                         -         2,150            -
    Consideration paid for Lewis                                           -        (6,306)           -
    Purchase of equipment                                               (931)         (122)         (54)
                                                                   ---------      --------      -------
                 Net cash used in investing activities                  (919)       (4,278)         (50)
                                                                   ---------      --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payments on) short-term debt                        -        (7,794)       3,165
    Proceeds from long-term debt                                      90,385        13,012        1,000
    Payments on long-term debt                                       (83,875)       (1,254)        (470)
    Payments on capital lease obligations                               (140)          (88)           -
    Proceeds from sale of treasury stock, less related
       receivable                                                          -           171          264
    Collection of stock subscriptions receivable                           -           662            -
    Purchase of treasury stock                                             -             -       (1,264)
                                                                   ---------      --------      -------
                 Net cash provided by financing activities             6,370         4,709        2,695
                                                                   ---------      --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (838)          305         (241)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,634         1,329        1,570
                                                                   ---------      --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     796      $  1,634      $ 1,329
                                                                   =========      ========      =======


                                   (continued)

                                                                        FOR THE YEARS ENDED JUNE 30,
                                                                      1998          1997         1996
                                                                   ---------      --------      -------
SUPPLEMENTARY INFORMATION:
    Cash paid from continuing operations during the year for:
       Interest                                                    $   2,326      $    747      $   573
                                                                   =========      ========      =======
       Income taxes                                                $     467      $     48      $    38
                                                                   =========      ========      =======

    Non-cash transactions:
       Notes payable issued to former shareholders of Lewis
          in connection with acquisition                           $       -      $    750      $     -
                                                                   =========      ========      =======
       Stock issued for acquisition of Lewis                       $       -      $    883      $     -
                                                                   =========      ========      =======
       Additional shares of stock to be issued for acquisition
          of Lewis                                                 $     (35)     $    107      $     -
                                                                   =========      ========      =======
       Long-term capital leases entered into                       $     400      $    363      $   252
                                                                   =========      ========      =======











                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT NUMBERS OF SHARES AND PER SHARE DATA)


1.   THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     SETECH, Inc. (the "Company", formerly named Aviation Education Systems, Inc.) is a provider of integrated supply services specializing in the procurement and management of tooling, supply and proprietary spare parts inventories for the automotive and other manufacturing industries, as well as a provider of sophisticated machining services primarily for aviation and medical instrument manufacturing concerns.

     Prior to January of 1997, the Company was also a provider of air traffic control, weather observing and forecasting services under contracts with the FAA and other federal, state and local governments and agencies through its former subsidiaries Barton ATC, Inc. and Barton ATC International, Inc. In January of 1997, the Company sold its stock in these subsidiaries (see
     Note 15).

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), S.E.T.C. de Mexico, CETECH de Mexico, and Southeastern Technology, Inc. References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

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

     Revenues from procurement and inventory management services are recognized as the related inventory items are delivered and as fees and incentives are earned.

     CREDIT RISK AND CONCENTRATION OF ACTIVITIES

     The Company grants credit terms in the normal course of business to its customers. Credit limits, ongoing credit evaluation and account monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 24%, 73% and 73% of the Company's total revenues, for the 1998, 1997 and 1996 fiscal years, respectively, were to a customer in the automobile industry. Trade accounts receivable at June 30, 1998 include approximately $2,400 due from the same customer.

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

     STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because all options are granted with exercise prices equal to or greater than the estimated fair market value at the date of grant. See Note 10 for further discussion.

     NET INCOME PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS 128 in the second quarter of fiscal 1998 and restated net income per share for all periods presented, such adoption did not have a material effect on the Company's financial statements, taken as a whole. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per share reflects the dilutive effect of stock options outstanding during the period and common shares contingently issuable upon conversion of convertible debt securities in periods in which such exercise would cause dilution and the effect on net income of converting the debt securities.

     RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Amounts received from customers for the cost of inventory acquired and sold under inventory procurement and management contracts, which were previously recorded as a reduction in cost of revenues, have been reclassified as revenues in the accompanying consolidated statements of operations for fiscal year 1996. This reclassification conforms the Company's presentation to industry practice.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in the second quarter of fiscal 1998. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting for comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not expect the adoption to have a material impact on the Company's results of operations, financial condition or cash flows.

     In June 1997, the FASB issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and in interim financial reports issued to shareholders. The Company will be required to adopt the provisions of this statement in the fourth quarter of fiscal year 1999. Management is evaluating this standard and determining if the Company will be required to revise its current methods of reporting financial data.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organizational costs, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not expect the adoption to have a material impact on the Company's results of operations, financial condition or cash flows.

2.   ACQUISITION

     Effective June 26, 1997, the Company acquired Lewis in a purchase transaction. The acquisition was consummated by the exchange of 255,102 shares of the Company's common stock, a commitment to issue an additional 30,612 shares of the Company's common stock, $5,953 cash and notes payable totaling $750 for 100% of the outstanding shares of Lewis's common stock. The principal shareholder and three employees of Lewis also entered into an employment agreement and an agreement not to compete with the Company (see
     Note 12).

     10,204 of the 30,612 additional shares of the Company's common stock were issued in fiscal 1998 and the remaining additional shares will be issued in increments of 10,204 shares per year on June 1 of 1999 and 2000, respectively. These shares have been valued as of the date of the acquisition and recorded in the accompanying consolidated balance sheets as an accrued expense. The total purchase price, including costs associated with the acquisition, was $8,056 which has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:


                 Current assets                           $   11,779
                 Property and equipment                          844
                 Goodwill                                      5,443
                 Other assets                                    120
                 Deferred tax assets, net                        324
                 Current liabilities                          (4,046)
                 Long-term debt                               (6,408)
                                                          ----------
                                                          $    8,056
                                                          ==========

     The following unaudited pro forma information combines the consolidated results of the Company and Lewis as if the acquisition had occurred on July 1, 1995, after giving effect to amortization of goodwill and interest expense on borrowings to finance the acquisition. The pro forma information is not necessarily indicative of the results of operations which would have been realized during such periods. While the Company believes that it will realize certain long-term synergies through the integration of certain operating functions, there can be no assurances that such synergies can be realized, and no amounts have been reflected in the pro forma adjustments to reflect such anticipated synergies.

                                                                       FISCAL YEAR ENDED
                                                                 JUNE 30, 1997  JUNE 30, 1996
                                                                 -------------  -------------
                                                                         (Unaudited)
       Revenues from continuing operations                         $   76,254     $   72,605
                                                                   ==========     ==========
       Net income from continuing operations                       $      432     $    1,414
                                                                   ==========     ==========
       Net income from continuing operations per share:

            Basic                                                  $     0.08     $     0.26
                                                                   ==========     ==========
            Diluted                                                $     0.06     $     0.21
                                                                   ==========     ==========

3.   INVENTORIES

     Inventories as of June 30, 1998 and 1997 consist of the following:

                                                                    1998         1997
                                                                  -------      -------
               Parts purchased under procurement contracts        $24,540      $15,587
               Specialty machining contracts in process             1,308        1,505
               Raw materials                                          231          213
                                                                  -------      -------
                                                                  $26,079      $17,305
                                                                  =======      =======

4.   PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of June 30, 1998 and 1997 consist of the following:

                                                                    1998         1997
                                                                  -------      -------
               Land                                               $    29      $    29
               Building                                               271          271
               Machinery and equipment                              4,300        2,720
               Furniture and fixtures                                 243          596
               Vehicles                                                81           40
               Leasehold improvements                                 150          150
                                                                  -------      -------
                                                                    5,074        3,806
               Less accumulated depreciation and amortization      (2,490)      (2,059)
                                                                  -------      -------
                                                                  $ 2,584      $ 1,747
                                                                  =======      =======


     Depreciation expense totaled $545, $170 and $198 in fiscal 1998, 1997 and 1996, respectively. Substantially all property and equipment is pledged as collateral on the Company's revolving line of credit (See Note 6).

5.   ACCRUED EXPENSES

     Accrued expenses as of June 30, 1998 and 1997 consist of the following:

                                                                    1998         1997
                                                                  -------      -------
               Employees' compensation and benefits               $ 1,626      $   906
               Other accrued expenses                                 302          950
               Customer deposits                                        -          159
                                                                  -------      -------
                                                                  $ 1,928      $ 2,015
                                                                  =======      =======

6.   LONG-TERM DEBT

     Long-term debt as of June 30, 1998 and 1997, consists of the following balances:

                                                                                         1998          1997
                                                                                       --------      --------
               Revolving line of credit to bank, interest due monthly at
                   LIBOR plus  2.5% (8.5% at June 30, 1998). Matures
                   June 26, 2000.                                                      $ 24,775      $ 17,806

               Notes payable to former stockholders of Lewis, due in
                   annual installments of $250 principal plus interest
                   at 7.5%. Matures June 1, 2000.                                           500           750

               Convertible subordinated debentures, due in annual installments of principal of $750 beginning July 1, 1999. Interest payable annually at 8.5%. Matures July 1, 2000. Convertible to common stock in the event of default at a rate of one common share for
                   each $3.00 of principal and interest outstanding.                      1,500         1,500

               Convertible subordinated debentures, due in annual installments of principal and interest of $161 at 8.0%. Matures from June 30,
                   1999 to March 1, 2001. Convertible to common stock in the event of default at varying rates of one common share for each $1.00 to
                   $1.06 of principal and interest outstanding.                             229           363

               Other notes payable                                                           18            93
                                                                                       --------      --------
                                                                                         27,022        20,512

                                      Less current portion                                 (413)         (412)
                                                                                       --------      --------
                                                                                       $ 26,609      $ 20,100
                                                                                       ========      ========

     The Company's debentures are payable to two of its stockholders and are subordinated to all other indebtedness. Outstanding principal and accrued interest is convertible to the Company's common stock only in the event of default. The notes payable to former Lewis stockholders are subordinated to the revolving line of credit facility.

     Maximum borrowings available under the revolving line of credit are limited to the lesser of $35,000 or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement (the "Agreement"). Additional borrowings available under the line at June 30, 1998 were approximately $1,139. In addition to customary provisions related to events of default, the Agreement provides that an event of default will occur upon the termination of any "eligible supply contract" (as defined in the Agreement) or upon a change in control of the Company (as defined in the Agreement). The revolving line of credit is secured by substantially all assets of the Company and contains covenants regarding certain financial statement amounts, ratios and activities of the Company and its subsidiaries. At June 30, 1998, the Company was in compliance with such covenants.

     Annual maturities of long-term debt are summarized as follows:

                    YEAR ENDING
                     JUNE 30,
                     --------

                       1999                   $    413
                       2000                     25,822
                       2001                        787
                                              --------
                                              $ 27,022
                                              ========

7.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain manufacturing equipment under capital leases. Related cost and accumulated depreciation of assets under capital leases at June 30, 1998 and 1997 are as follows:

                                                    1998               1997
                                                   -------             -----
               Machinery and equipment             $ 1,015             $ 615
               Accumulated depreciation               (200)              (81)
                                                   -------             -----
                                                   $   815             $ 534
                                                   =======             =====


     The future minimum lease payments required under the capital leases at June 30, 1998 are summarized as follows:

               1999                                                        $ 269
               2000                                                          215
               2001                                                          193
               2002                                                          172
               2003                                                           56
                                                                           -----
               Total minimum lease obligations                               905
               Less: interest                                               (138)
                                                                           -----
               Present value of total minimum lease obligations            $ 767
                                                                           =====

8.   INCOME TAXES

     Income tax benefit (provision) on income from continuing operations consisted of the following for the fiscal years ended June 30, 1998, 1997, and 1996:

                                                        1998         1997             1996
                                                       -----         -----          -------
               Current tax benefit (provision)         $  (4)        $ (43)         $    65
               Deferred tax provision                   (112)         (392)            (441)
               Reduction in valuation allowance            -             7            1,069
                                                       -----         -----          -------
                                                       $(116)        $(428)         $   693
                                                       =====         =====          =======

     A reconciliation of the U.S. Federal statutory rate to the effective rate for income tax benefit (provision) on income from continuing operations is as follows:

                                                     1998          1997             1996
                                                    -----         -----          -------
               U.S. Federal statutory rate          $ (58)        $(320)         $  (200)
               State taxes on income                   (7)          (38)             (18)
               Expenses not deductible                (51)          (57)             (90)
               Other                                    -           (20)             (68)
               Change in valuation allowance            -             7            1,069
                                                    -----         -----          -------
                                                    $(116)        $(428)         $   693
                                                    =====         =====          =======

     Significant components of the Company's deferred tax liabilities and assets, using a tax rate of 38%, as of June 30, 1998 and 1997 are as follows:

                                                               1998             1997
                                                               ----             ----
               Current assets:
                   Reserves on assets                          $332             $314
                   Liabilities not yet deductible               146              188
                   Other                                        (38)              18
                                                               ----             ----
                               Net current asset                440              520
                                                               ----             ----
               Noncurrent assets (liabilities):
                   Net operating loss deductions                  -               67
                   Other                                          -              (36)
                                                               ----             ----
                      Noncurrent asset                            -               31
                      Less valuation allowance                    -                -
                                                               ----             ----
                               Net noncurrent asset               -               31
                                                               ----             ----
               Total net deferred tax asset                    $440             $551
                                                               ====             ====

     SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." In fiscal 1996, the Company significantly reduced a previously recorded valuation allowance based upon expected realization of tax benefits. The ultimate realization of deferred income tax assets depends on the Company's ability to generate sufficient taxable income in the future. If the Company is unable to generate sufficient taxable income in the future through operating results or tax planning opportunities, increases in the valuation allowance will be required through a charge to expense (decreasing stockholders' equity).


9.   PUTTABLE STOCK AND SHAREHOLDER AGREEMENT

     Each of the Company's shares of common stock issued and to be issued in connection with the acquisition of Lewis, is subject to a shareholder agreement. Under the terms of the agreement, the shareholder has the option to require the Company to repurchase the shares at a price of $2.00 per share if the Company has not effected a public offering of the Company's common stock on a major stock exchange prior to April 30, 2000, or in the event of a change in control of the Company (as defined in the agreement). The agreement also requires the shareholder to grant the Company a right of first refusal in certain circumstances (as defined in the agreement) on any proposed sale of the Company's common stock by the shareholder. The agreement expires on June 30, 2000, and was not effected by the resignation of the individual effective September 1, 1998 (See Note 12).

10.  STOCKHOLDERS' EQUITY

     COMMON STOCK

     During fiscal 1997, the Company decreased the number of authorized shares of common stock from 400,000,000 to 10,000,000.

     On February 28, 1996, the Company repurchased 1,018,410 shares of the Company's common stock held by a former executive for $1,264. In fiscal 1996, the Company reissued 732,500 of these treasury shares to certain officers, affiliates and existing shareholders for $925. During fiscal 1997, a director and certain officers acquired 122,215 shares for $171.

     STOCK OPTIONS

     In August 1994, the Company approved stock option plans for officers, key executives and directors, which provide for both non-qualified and qualified incentive stock option grants for which options may be granted to "key employees" as designated by the Board of Directors. These options will vest over a period of four years and expire either three months after termination of employment or ten years after date of grant. The Company reserved up to 250,000 shares of its common stock for future issuance under these plans. At June 30, 1998, the Company had options for 76,556 shares outstanding under the plan with exercise prices ranging from of $1.40 to $2.00 per share. At June 30, 1997 the Company had options for 29,556 shares outstanding under the plan with an exercise price of $1.40. No options were outstanding under the plan at June 30, 1996. No options were vested as of June 30, 1998.

     In addition to the above plans, the Company issued options for 45,000 shares to an employee and former shareholder of Lewis during fiscal 1997. The options became exercisable upon issuance, have an exercise price of $3.50 per share and expire one month after termination of the individual's employment with the Company. This individual resigned effective September 1, 1998, which resulted in the expiration of his options on October 1, 1998.

     Effective July 1, 1997, the Company established a stock option plan for nonemployee directors in an effort to build proprietary interest among the Company's nonemployee directors and thereby secure for the Company's shareholders the benefits associated with common stock ownership by those who will oversee the Company's future growth and success. These options will vest over a period of six months and will expire ten years after date of grant. The Company reserved up to 200,000 shares of its common stock for future issuance under this plan. At June 30, 1998, the Company had options for 17,600 shares outstanding under the plan with an exercise price of $1.44 per share. Each nonemployee director who has received an initial grant of an option shall automatically be granted an option to purchase an additional 4,400 shares of Common Stock annually as long as they remain directors.

     The Company accounts for options issued to employees under APB Opinion No.
     25. All options are granted with exercise prices equal to or greater than management's estimate of the fair value of the Company's common stock on the date of grant. As a result, no compensation cost has been recognized.

     Had compensation cost for the Company's employee stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for fiscal 1998 and 1997:

                                                                               1998                1997
                                                                            -----------         -----------
               Net income:                   As reported                    $        55         $       514
                                                                            ===========         ===========
                                             Pro forma                      $        49         $       491
                                                                            ===========         ===========
               Net income per share:
                                                                            ===========         ===========
                    Basic                    As reported                    $      0.01         $      0.10
                                                                            ===========         ===========
                                             Pro forma                      $      0.01         $      0.09
                                                                            ===========         ===========
                    Diluted                  As reported                    $      0.01         $      0.09
                                                                            ===========         ===========
                                             Pro forma                      $      0.01         $      0.09
                                                                            ===========         ===========


     The resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option on its date of grant has been established for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:


                                                                       1998                1997
                                                                       ----                ----

                         Expected dividend yield                       0.00%               0.00%
                         Expected stock price volatility               0.00%               0.00%
                         Risk free interest rate                       6.00%               6.05%
                         Expected life of option                     6 years             5 years


11.  NET INCOME PER SHARE

     The following table presents information necessary to calculate diluted net income per share for the fiscal years ended June 30, 1998, 1997 and 1996:

                                                                   1998              1997              1996
                                                                  ------            ------            ------
               Income from continuing operations                  $   55            $  514            $1,403

               Plus interest on convertible
                  debentures, net of associated tax
                  provision                                            -                62                47
                                                                  ------            ------            ------
               Adjusted income from continuing
                  operations                                      $   55            $  576            $1,450
                                                                  ======            ======            ======

               Weighted average shares outstanding                 5,506             5,261             5,159

               Plus additional shares issuable upon
                  conversion of convertible debentures                 -               892               947
                                                                  ------            ------            ------
               Adjusted weighted average shares
                  outstanding                                      5,506             6,153             6,106
                                                                  ======            ======            ======

12.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company rents certain facilities, primarily office and warehousing facilities, under various operating leases which expire beginning March 1998 through December 31, 2001. Also certain equipment and vehicles are operated under such leases. Rent expense totaled $443, $312 and $260 in fiscal 1998, 1997 and 1996, respectively.

     Minimum future lease payments are estimated as follows:

                        YEAR ENDING JUNE 30,
                        --------------------

                                1999                                 $ 244
                                2000                                   195
                                2001                                   174
                                                                     -----
                                                                     $ 613
                                                                     =====

     EMPLOYMENT AND NONCOMPETE AGREEMENTS

     Subsequent to its acquisition of Lewis, the Company entered into an employment agreement with a former shareholder of Lewis. The agreement contained certain severance benefits including one year of salary continuation if the employee is terminated without cause or resigns as a result of a change in control of the Company prior to the expiration of the agreement. The agreement, for a term of three years, included an agreement not to compete with the Company. Effective September 1, 1998, this employee resigned and as part of this resignation, the agreement not to compete with the Company was revised. While the individual can seek employment in competitive firms after December 31, 1998, they may not solicit business from the customers of Lewis, nor may they solicit employment of any Lewis employees.

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

     In May, the Company also entered into an annual employment agreement with one employee of SETECH. The agreement deals with various compensation and benefits issues, and includes an agreement not to compete with the Company for a period of two years after termination of employment with the Company.

     LITIGATION

     The Company is a defendant in certain legal matters in the ordinary course of business. Management believes that the resolution of such matters will not have a material effect on the Company's financial condition or results of operations.

13.  WAGE DEFERRAL PLAN

     The Company sponsors a 401(k) wage deferral plan (the SETECH, Inc. 401k Plan and the "Plan"). All employees of the Company age 21 and older are eligible to participate beginning either on April 1 or October 1 subsequent to hire date. During fiscal 1998, employees could contribute up to the lesser of $9 or 15% of their salaries, subject to IRS limitations. All participant contributions to the Plan are fully vested at the time of contribution. Discretionary employer contributions vest ratably over five years of service to the Company. During fiscal 1998, 1997 and 1996, the Company made discretionary employer contributions to the Plan totaling $76, $33 and $22, respectively.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     LONG-TERM DEBT

     The carrying amount of long-term debt approximates fair value as the interest rates are predominantly variable which fluctuate with market conditions.

15.  DISCONTINUED OPERATIONS

     On January 31, 1997, the Company sold the net assets of Barton ATC, Inc. and Barton ATC International, Inc., which represented its governmental services industry segment in prior years, to Serco, Inc. for $2,150. Accordingly, these operations are accounted for as discontinued operations, and their assets, liabilities and results of operations are segregated in the accompanying consolidated statements of operations, balance sheets and statements of cash flows. Revenues associated with the discontinued operations were $6,727 and $8,333 for the fiscal years ended June 30, 1997 and 1996, respectively.

     The net loss on the disposal includes additional tax provision which resulted from the excess of the Company's book value of its investment in the discontinued operations over the value of those operations for income tax purposes. Income from discontinued operations for fiscal 1997 and 1996 includes amortization of goodwill which is not deductible for income tax purposes.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table of supplementary financial information presents selected unaudited quarterly results of the Company's operations over the last eight quarters:

                                                 Fiscal 1997                                      Fiscal 1998
------------------------------------------------------------------------------------------------------------------------------
                                  First      Second        Third       Fourth      First     Second        Third       Fourth
                                 Quarter     Quarter      Quarter     Quarter     Quarter    Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------------------------
Sales                            $ 9,774     $ 8,864      $ 9,177     $ 7,353    $ 20,364    $ 22,351     $ 22,841    $ 24,364
Gross profit                         913       1,129        1,112         513       2,069       1,885        2,165         227
Selling, general,
     and administrative              543         610          729         174       1,152       1,100        1,307         596
Operating income                     370         519          383         339         917         785          858        (369)
Income from continuing
      operations                     111         211          123          69         227         134          150        (456)
Net income                           168         259          166         (79)        227         134          150        (456)
Basic earnings per share             0.03        0.05         0.03       (0.01)       0.04        0.02         0.03       (0.10)
Diluted earnings per Share           0.03        0.04         0.03       (0.01)       0.04        0.02         0.03       (0.10)

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To Setech, Inc.:

We have audited the accompanying consolidated balance sheets of SETECH, INC. (a Delaware corporation formerly named Aviation Education Systems, Inc.) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Setech, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II -- Valuation and Qualifying Accounts listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of the other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen LLP
Nashville, Tennessee
October  9, 1998 (except with
respect to Note 6, as to which
the date is October 21, 1998)
--------------------------------------------------------------------------------

The Board of Directors
SETECH, INC.
Murfreesboro, Tennessee

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


                                        /s/ Dempsey Vantrease & Follis PLLC
Murfreesboro, Tennessee
August 19, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 27, 1997, the Company filed a Form 8-K relating to its change in certifying accountant from Dempsey Wilson & Company, PC to Arthur Andersen LLP. Accordingly, the disclosure called for by this Item has been previously reported as that term is defined in Rule 12b-2 under the Exchange Act.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's directors and executive officers are as follows:

Name, Age and Position                     Biographical Data
----------------------                     -----------------

Mr. Thomas N. Eisenman (48)
President and CEO
Director

         Mr. Eisenman was elected President and CEO of the Company in February 1996. He is also the Chief Executive Officer of Southeastern and SETECH (since June 1995) and Lewis (since June 1997). He is a Director of the Company and all of its subsidiaries. He serves as a member of the Executive Committee of the Company's Board of Directors. Mr. Eisenman founded and served as President of Southeastern. He has also held the position of President of Titan Services, Inc. and served on the Board of Directors of SETECH, Inc. prior to the Company's acquisition in 1993 of SEtech. He worked with Kennametal, Inc. in the area of Technical Representation, Technical Sales, and Manufacturing Management. He also served as a manufacturing engineer for Teledyne Firth Sterling. Mr. Eisenman holds a Bachelor of Arts degree in Natural Sciences from Slippery Rock University.

Richard Eddinger (47)
Vice President and CFO

         Mr. Eddinger is Vice President and Chief Financial Officer. He was hired to supplement the management team in May of 1998. Previously he served as Vice President of Finance, Chief Financial Officer and Treasurer of the Ellett Brothers Inc. for seven years. During this period he was involved in taking Ellett Brothers public and the management of the finance, accounting and information systems. Previously, he was Vice President of Information Resources, with Omni Hotel Management Corporation where he headed its efforts in the installation of telemarketing and electronic distribution systems. His experience also includes several years with Marriott Corporation and Arthur Andersen & Co. Mr. Eddinger holds a BSS in business from High Point University and a M.B.A. from the University of North Carolina at Chapel Hill.

Cindy L. Rollins (34)
Secretary, Treasurer, Director
Vice President

         Ms. Rollins is Vice President, Secretary, Treasurer and a Director of the Company and of each of its three subsidiaries. Ms. Rollins became Secretary and Treasurer of the Company in July 1992. She became Chief Financial Officer of the Company on September 1, 1993; however, with the expected continued growth of the Company, a decision was made to separate the position of Chief Financial Officer and Treasurer. Ms. Rollins relinquished the Chief Financial Officer's position upon the arrival of Mr. Eddinger. Ms. Rollins was employed, in June 1986, by BARTON, where she had various finance and accounting positions. Ms. Rollins has served continuously as a member of the Board of Directors of the Company since August 13, 1992. She is a member of the Executive Committee of the Company's Board of Directors. Ms. Rollins holds a BBA in Accounting from Middle Tennessee State University.

Mr. William J Ballard (56)
Director

         Mr. Ballard was elected as a member of the Board of Directors of the Company on April 25, 1996 by a vote of the Board to fill the vacancy created by the resignation of Robert W. Lynch, Jr. Mr. Ballard is the Chairman and Chief Executive Officer (since March 1993) of Children's Comprehensive Services, Inc., a public company engaged in the business of juvenile education and treatment. Previously, he served as President of Paladin Capital and President of Major Safe Company, Inc. Mr. Ballard holds a B.S. from Middle Tennessee State University and a M.B.A. from the University of Chicago.

Mr. Hans R. Buser (50)
Director

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

Mr. Peter Joss (55)
Director

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

Mr. Martin Oester (41)
Director

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

         Anthony Morriello serves as President of Southeastern. Richard Hulbert is the President of Titan.

         Section 16(a) Beneficial Ownership Reporting Compliance

         See "Item 12, Security Ownership of Certain Benefical Owners and Management," for a list of directors, officers, and 10% of the Company's common stock. During the fiscal year, it was discovered that stock options acquired by Mr. Eisenman, and Ms. Rollins as compensation on July 1, 1996 had not been reported. Mr. Eisenman, and Ms. Rollins reported the acquisition of these options on Form 5.

ITEM 11. EXECUTIVE  COMPENSATION.

         The following table sets forth the cash compensation paid for services rendered in all capacities to the Company during its fiscal year ended June 30, 1998, to each executive officer of the Company whose cash compensation exceeded $100,000 in such fiscal year.

                                                                    ANNUAL COMPENSATION
                                                                            (IN $)

NAME AND CAPACITY IN                                               RESTRICTED    SECURITIES
WHICH REMUNERATION WAS                                                STOCK      UNDERLYING       LTIP           ALL OTHER
RECEIVED                      YEAR        SALARY        BONUS        AWARDS       OPTIONS       PAYOUTS         COMPENSATION
----------------------        ----        ------        -----        ------       -------       -------         ------------

Thomas N. Eisenman            1998        131,853       23,000         -       13,965 Shares       -               $2,603
   President and CEO          1997        123,461       36,190         -        7,171 Shares       -
                              1996         94,846       27,900         -            -0-            -

Richard Hulbert               1998        115,943       23,000         -        9,170 Shares       -               $5,413
   Director, IS               1997        112,635       23,866         -        6,277 Shares       -
                              1996        107,311       25,600         -            -0-            -

                      Option/SAR Grants in Last Fiscal Year



                                                                                                        POTENTIAL
                                                                                                       REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF
                                                 % OF TOTAL                                            STOCK PRICE
                                 NUMBER OF        OPTIONS                                            APPRECIATION FOR
                                SECURITIES       GRANTED TO       EXERCISE OR                           OPTION TERM
                                UNDERLYING       EMPLOYEES        BASE PRICE                        ------------------
             NAME             OPTIONS GRANTED  IN FISCAL YEAR      ($/SHARE)     EXPIRATION DATE      5%         10%
             ----             ---------------  --------------      ---------     ---------------      --         ---
    Thomas N. Eisenman           13,965              30%             $1.44        July 1, 2007           Note 1
       President and CEO

    Richard R. Hulbert            9,170              20%             $1.44        July 1, 2007
       Director. Info. Systems


Note 1: There is only a limited and sporadic trading market for the Company's common stock, currently trading over the counter, with historically thinly traded with limited market maker participation. Therefore, calculation of potential realizable value would not present meaningful information and may be misleading.

         Mr. Eddinger has an employment agreement with the Company which expires May 17, 1999. Mr. Burnham had an employment agreement that was set to expire June 30, 2000, however as of September 1, 1998 he resigned from his position. The agreement related to this resignation is contained in Exhibit 10.3.

COMPENSATION OF DIRECTORS

         Each member of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries receives a quarterly director's fee of $400. Each director who is not an employee of the Company is eligible to participate in the Company's Non-Employee Director Stock Option Plan, which provides for each Non-Employee Director to receive an option to purchase 4,400 shares of Common Stock annually, at the then fair market value of the Common Stock.

         The Board of Directors is authorized to have up to seven members; the board currently consists of six Directors. The directors are annually elected for a one year term by the stockholders. The Board of Directors is authorized to fill any interim vacancy. The Board of Directors had a total of four meeting during the fiscal year ending June 30, 1998. No director attended fewer than 75% of the total of such meeting and the meeting of the committees upon which they served during the period for which they were a director.

         Messrs. Ballard, Buser, Joss and Oester comprise the four members of the Compensation Committee of the Board of Directors of the Company. This Committee sets the salaries and other compensation of all officers and directors of the Company. This committee met twice during the fiscal year ending June 30, 1998.

         The Company's executive compensation program is designed to attract, motivate and fairly reward people with the capabilities required for the Company to achieve its objectives. It is the Company's belief that a program which fulfills the financial and emotional needs of its executives is an important means of retaining them. The Compensation Committee seeks to align executives' performance objectives with the interests of shareholders, and to structure compensation plans to reach a balance between achievement of short-term business plans and long-term strategic goals. Compensation for executive officers, therefore, is designed to be directly linked to the Company's performance. This is accomplished through annual bonus programs, substantially dependent upon the Company's financial performance, combined with stock options which provide additional value to certain executives as the value of the Common Stock grows. Each of these components has an integral role in the total executive compensation program.

         Compensation for each of the Company's associates, including the executive officers, is based on the associate's responsibilities and performance over a period of time. The Company's executive compensation program has four principal components: base salary, annual variable incentive compensation, stock options, and other compensation. The Committee believes these components combine to provide a fair and competitive package, while helping the Company to achieve its objectives, both short and long-term.

         Base Salary: The salary of each executive is regularly reviewed against comparable positions in other companies in the Company's industry. Each executive's base salary is then determined based on that information as well as the individual's performance over time. The Company believes that a position is ultimately only worth a certain amount in base salary and that additional compensation should be determined by incentives.

         Annual Variable Incentive Compensation: The Company believes that, for executives with the most influence on profitability, a meaningful portion of compensation should be based on a direct link between pay and the Company's results for the year. The Company has a bonus program that rewards its executives and key managers based both on the Company's financial performance during each year and the personal performance of the associate. The Compensation Committee, following recommendations by Mr. Eisenman, determines the annual bonus for all associates.

         Stock Options and Restricted Stock: The Company's long-term incentive compensation for executive officers is designed to focus management's attention on the Company's future. Such long-term compensation is provided through grants of restricted stock and stock options. The number of stock options granted is based upon the executive's salary, performance and responsibilities. The Compensation Committee, following recommendations by Mr. Eisenman, determines all grants of Stock Options and Restricted Stock.

         Other Compensation: Each executive officer also receives additional compensation through standard benefit plans available to all associates including, but not limited to, matching contributions pursuant to a 401(k) plan, paid vacation, and group health, life, and disability insurance. The Compensation Committee believes each of these benefits is an integral part of the overall compensation program that helps to ensure that executive officers of the Company receive competitive compensation.

PERFORMANCE GRAPH

         There is only a limited and sporadic trading market for the Company's common stock, currently trading over the counter, which has historically been thinly traded with limited market maker participation. While certain pricing is available from information supplied by the National Quotation Bureau, historical data is limited. There is not available any reasonable composite index of trading and pricing of the Common stock. Any presentation of a performance graph would be arbitrary, would not present meaningful information, and may be misleading.

         See Item 13 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-K for a description of the purchases of Company common stock by Mr. Eisenman, Mr. Hulbert and certain members of the Board of Directors during the fiscal years ended June 30, 1997 and 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

         The table below sets forth information regarding the beneficial ownership of the Common Stock, as of September 22, 1998 date hereof, by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

                                                                        AMOUNT AND
                                NAME AND ADDRESS                    NATURE OF BENEFICIAL
     CLASS                    OF BENEFICIAL OWNER                         OWNER                PERCENT OF CLASS
     -----                    -------------------                         -----                ----------------

     Common                    William J Ballard                          79,400(1)                    1.4%
                                805 South Church
                         Murfreesboro, Tennessee 37130

     Common                      Hans R. Buser                           139,400(1)(2)                 2.5%
                                Aeschengraben 9
                                 Postfach 2149
                          CH-40002, Basel, Switzerland

     Common                    Thomas N. Eisenman                        324,453                       5.7%
                              905 Industrial Drive
                         Murfreesboro, Tennessee 37129

     Common                    Richard R. Hulbert                        320,265                       5.6%
                              905 Industrial Drive
                            Murfreesboro, TN 37129

     Common                        Peter Joss                             79,400(1)                    1.4%
                               Schutzenstrasse 15
                        CH-8570, Weinfelden, Switzerland

     Common                      Martin Oester                             6,900(1)                   0.12%
                              Beundenfeldstrasse 5
                      Postfach 694, 3000 Bern, Switzerland

     Common                     Cindy L. Rollins                             438                      0.01%
                              905 Industrial Drive
                         Murfreesboro, Tennessee 37130

     Common                 Pensionskasse der ASCOOP                   2,600,045(3)                   45.8%
                              Beundenfeldstrasse 5
                    Postfach 694, 3000 Bern 25, Switzerland

     Common                  Spida-Ausgleichskassen                    1,259,205(4)                   22.2%
                                 Bergstrasse 21
                            8044 Zurich, Switzerland

     Common                All officers and directors                    950,256                      16.7%
                           as a group (6 persons)(5)



         (1) Includes 4,400 shares subject to options, which are currently exercisable.

         (2)      Includes 10,000 shares owned by Mr. Buser's spouse.

         (3) Does not include amounts owned by Mssrs. Oester, Joss and Buser, each of whom has an ffiliation with Pensionskasse der ASCOOP.

         (4) Does not include amounts owned by Mr. Buser, who is an affiliate of Spida Ausgleichskassen.

         (5) Excludes shares owned by Pensionskasse der ASCOOP, the employer of Mr. Oester, a Director of the Company, and with whom Mr. Joss and Mr. Buser have an affiliation; and excludes shares owned by Spida-Ausgleichskassen with whom Mr. Buser, a Director, has an affiliation.

         See Item 13 (below), "Certain Relationships and Related Transactions," of this Annual Report on Form 10-K for a description of the sale (and use of proceeds thereof) of certain securities of the Company during the fiscal years ended June 30, 1997 and 1998 to certain members of its Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In August 1996 (after effectuation of the reverse stock split) Director William J Ballard purchased 75,000 shares of Company common stock at a price of $1.40 per share (an aggregate purchase price of $105,000). The Company has approved an award of 30,000 shares (after effectuation of the reverse stock split) preliminarily granted to Mr. Eisenman by the Company in the 1996 fiscal year as additional compensation. As of October 12, 1998, these shares had not been issued.

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

         Additionally, Mr. Burnham entered into a three-year (beginning June 30,
1997) employment agreement with the Company under which he is entitled to receive a base salary of $128,000 per year and by which he is entitled to an option to purchase 45,000 shares of the Company's stock at $3.50 per share. Mr. Burnham resigned effective September 1, 1998, which resulted in the expiration of his options on October 1, 1998.

         Also, Mr. Burnham, the Company and Mr. Eisenman are parties to a Shareholders' Agreement under which Mr. Burnham has the option under certain circumstances (defined in the agreement) to require the Company to repurchase his shares at a price of $2.00 per share. Additionally, Mr. Burnham has granted the Company a right of first refusal under certain circumstances (defined in the agreement) on any proposed sale of stock by Mr. Burnham. (Please see Note 10 to the June 30, 1998 financial statements included in this Form 10-K for a detailed description of the terms of this agreement.)

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

         1.  Financial Statements: See Item 8 of this report on Form 10-K.

                  Reports of Independent Public Accountants.
                  Consolidated Balance Sheets as of June 30, 1998 and June 30,
                      1997.
                  Consolidated Statements of Operations for the fiscal years ended June 30, 1998, 1997 and 1996.
                  Consolidated Statements of Changes in Stockholders' Equity
                      for the fiscal years ended June 30, 1998, 1997 and 1996.
                  Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998 and 1997.
                  Notes to Consolidated Financial Statements.


         2.  Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts - Page 42

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the required information is disclosed elsewhere, and therefore, has been omitted.

         3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits on page 45 are filed as part of this report.


(b) There were no reports filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                SETECH, INC.


By:  (Signature and Title)                 /s/ Thomas N. Eisenman
                                      ------------------------------------------
                                      Thomas N. Eisenman, President and CEO
                                      Principal Executive Officer
Date:    October 30, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  (Signature and Title)                 /s/ Thomas N. Eisenman
                                      ------------------------------------------
                                      Thomas N. Eisenman, President, CEO and
                                      Director
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ Richard M. Eddinger
                                      ------------------------------------------
                                      Richard M. Eddinger, Vice President and
                                      Chief Financial Officer
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ Cindy L. Rollins
                                      ------------------------------------------
                                      Cindy L. Rollins, Secretary, Vice
                                      President, Director and Chief Accounting
                                      Officer
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ William J. Ballard
                                      ------------------------------------------
                                      William J Ballard, Director
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ Hans R. Buser
                                      ------------------------------------------
                                      Hans R. Buser, Director
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ Peter M. Joss
                                      ------------------------------------------
                                      Peter M. Joss, Director
Date:    October 30, 1998



By:  (Signature and Title)                 /s/ Martin A. Oester
                                      ------------------------------------------
                                      Martin A. Oester, Director
Date:    October 30, 1998

                                  SETECH, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED JUNE 30, 1998, 1997 & 1996

                                 (IN THOUSANDS)


                                                 Balance at      Charged to      Charged to                     Balance at
                                                 Beginning         Cost/           Other                            End
                      Description                of Period        Expenses        Accounts       Deductions      of Period
                      -----------                ---------        --------        --------       ----------      ---------
Fiscal
1998      Allowance for Doubtful Accounts          $  111          $   127(C)      $   16(B)       $   97(A)        $  157
                                                   ======          =======         ======          ======           ======

          Allowance for Obsolete Inventory         $  719          $     -         $    -          $    -           $  719
                                                   ======          =======         ======          ======           ======

Fiscal
1997      Allowance for Doubtful Accounts          $    -          $    93(C)      $   18(B)       $    -           $  111
                                                   ======          =======         ======          ======           ======

          Allowance for Obsolete Inventory         $    -          $   719(C)      $    -          $    -           $  719
                                                   ======          =======         ======          ======           ======

Fiscal
1996      Allowance for Doubtful Accounts          $    -          $     -         $    -          $    -           $    -
                                                   ======          =======         ======          ======           ======
          Allowance for Obsolete Inventory         $    -          $     -         $    -          $    -           $    -
                                                   ======          =======         ======          ======           ======

----------
The information above is provided in support of the financial statements as further described in Note 2 to the financial statements.

(A)      Represents actual write-off of uncollectible accounts.

(B)      Recoveries.

(C)      Reflected as cost of sales.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

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

   EX-4.3 Revolver Note dated June 26, 1997 payable by Lewis Supply Company, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.3 of Form 8-K filed with the Commission July 10, 1997)1

   EX-4.4 Revolver Note dated June 26, 1997 payable by Titan Services, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.4 of Form 8-K filed with the Commission July 10, 1997)

   EX-4.5 Revolver Note dated June 26, 1997 payable by Southeastern Technology, Inc. to First Union Commercial Corporation (incorporated by reference to Exhibit 4.5 of Form 8-K filed with the Commission July 10, 1997)

   EX-4.6 First, Second, and Third Amendments to Loan and Security Agreement by and among First Union Commercial Corporation, SETECH, Inc., Lewis Supply Company, Inc., Southeastern Technology, Inc., and Titan Services, Inc. dated June 26, 1997

   EX-4.7        Shareholders' Agreement by and among SETECH, Inc., Michael S.
                 Burnham, Jr., and Thomas N. Eisenman, dated June 26, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended June 30, 1997, filed with the Commission September 26, 1997)

   EX-10.1 SETECH, Inc. Non-Employee Directors Stock Option Plan (Incorporated by Reference to Form 10-QSBA for the quarter ending September 30, 1997, filed with the commission on February 19,1998, Commission file number 001-10310)

   EX-10.2       Employment Agreement of Richard M. Eddinger

   EX-10.3       Resignation Agreement of Michael Burnham

   EX-21         Subsidiaries of the Registrant

   EX-27         Financial Data Schedule (EDGAR version only)

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report with respect to the registrant's last fiscal year nor any proxy material with respect to any annual or other meeting of security-holders has been sent to security-holders.