Form 10-Q
period 1998-09-30
SETECH INC /DE
filed 1998-11-16
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[x]  	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

				OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from 	to

Commission file Number     1-10310

            	     SETECH, INC.
(Exact name of registrant as specified in its charter.)

    Delaware                         11-2809189
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

903 Industrial Drive, Murfreesboro, Tennessee    37129
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

     Common Stock, $.01 Par Value - 5,679,207 shares as of
October 31, 1998.

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of September 30, 1998
            and June 30, 1998

            Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the Three Months Ended September 30, 1998

            Consolidated Statements of Cash Flows for the Three
            Months Ended September 30, 1998 and 1997

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (Unaudited)
                               September 30,         June 30,
                                   1998                1998
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $       683         $       796
  Accounts Receivable, net           14,438              10,856
  Inventories                        26,926              26,079
  Prepaid Expenses
  And Other Current Assets              229                 204
  Deferred Tax
  Asset                                 440                 440
                                 ___________         ____________
Total Current Assets                 42,716              38,375

  Property and Equipment,net          2,886               2,584
  Cost in Excess of net
   Assets Acquired, net of
   Accumulated Amortization
   of $912 and $842                   6,722               6,792
   Other Assets                          75                  85
                                ____________         ___________
Total Assets                     $   52,399         $    47,836
                                ============          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                $  10,368           $   9,851
  Accrued Expenses                    1,313               1,928
  Current Portion of Long-term
   Debt                                 399                 413
  Current portion of capital
    lease obligations                   208                 208
                                ____________         ___________
Total Current Liabilities            12,288              12,400
                                ____________         ___________
Long Term Debt
  net of current portion             31,066              26,609
Capital Lease Obligations
  net of current portion                509                 559
                                ____________         ___________
Total long term debt                 31,575              27,168
                                ____________         ___________
Commitments and Contigencies

Puttable Stock                          530                 530
                                ____________         ___________
Stockholders' Equity
  Common Stock, $.01 par
   Value, 10,000 Shares
   Authorized, 5,679
   Issued                                57                  57
  Additional Paid-in
   Capital                           11,932              11,932
  Accumulated Deficit                (3,775)             (4,043)
  Less treasury stock                  (208)               (208)
                                ____________         ___________
Total Stockholders' Equity            8,006               7,738
                                ____________         ___________

TOTAL LIABILITIES AND           $    52,399          $   47,836
STOCKHOLDERS' EQUITY            ============         ===========

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                   For the three months ended

                                   September 30   September 30
                                      1998            1997
                                  _____________    ___________
REVENUES                           $    24,834     $   20,364

COST OF REVENUES                        22,640         18,296
                                     __________      _________
  Gross Profit                           2,194          2,068

  Selling, General & Administrative
  Expenses                               1,046          1,152
                                     __________      _________

Operating Income                         1,148            916

OTHER INCOME (EXPENSE)

  Interest Income                            7             16
  Interest Expense                        (624)          (473)
  Other                                     (4)            19
                                    __________      __________

  Total Other                             (621)          (438)
                                    __________      __________
Income
 before Income Taxes                       527            478

  Income Tax Provision                     259            251
                                    __________      __________

Net Income                           $     268       $    227
                                     =========       =========


NET INCOME PER COMMON SHARE:
  Basic                              $     .05        $  0.04

  Diluted                            $     .05       $   0.04

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (UNAUDITED)
                                         Common Stock
                  Treasury               $.01 Par
                   Stock                  Value        Additional  Accumulated
         _________________________________________     Paid-in     (Deficit)
         Shares    Amount     Shares      Amount       Capital
         _______  ___________ ___________ ____________ __________ __________
Balances    164     $(208)      5,679        $57        $11,932     ($4,043)
 June 30,
  1998
Net Income
 for the
 3 Months
 Ended
 September                                                              268
 30,1998  _________ ________ ____________ _______  ____________ _____________
Balances at 164     $(208)      5,679        $57        $11,932     ($3,775)
 September
 30,1998

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                 For the three months ended
                                 September 30  September 30
                                     1998           1997
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                      $   268        $   227
   Adjustments to
   reconcile net income
   to net cash used in
   operations:
    Depreciation and
     amortization                      236            185
   Gain on sale of
     fixed assets                       -              (6)
  Changes in operating assets
   and liabilities:
    Increase in accounts receivable (3,582)          (113)
    Increase in inventory             (847)        (1,924)
    (Increase) decrease in
     other assets                      (15)            33
    Increase in accounts payable       517             63
    Decrease in accrued expenses      (615)          (118)
                                  __________      _________
Net cash used in operations         (4,038)        (1,653)


CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment               (468)           (77)
  Proceeds from sale of
   fixed                                 -              6
                                  __________      _________
Net cash used in investing            (468)           (71)
 activities                       __________      _________

CASH FLOWS FROM FINANCING
ACTIVITES:

  (Payments)/Proceeds on short-term    (14)            50
   debt
  (Payments)/Proceeds on             4,407          1,379
   long-term debt                __________      _________
Net cash provided by                 4,393          1,429
 financing activities            __________      _________


Decrease in cash                      (113)          (295)
 and cash equivalents
Cash and cash equivalents              796          1,634
 at beginning of period         ___________    ___________
Cash and cash equivalents        $     683    $     1,339
 at end of period               ===========    ===========


[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (Unaudited)
                      September 30, 1998


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of September 30, 1998 and June 30, 1998, and the consolidated statements of operations and cash flows for the three month periods ended September 30, 1998 and 1997, have been prepared by the Company in accordance with the accounting policies described in its 10-K for the fiscal year ended June 30, 1998 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results for the full year.

     Organization

     SETECH, Inc.(a Delaware corporation, and the "Company") is a provider of integrated supply/inventory management services, general line industrial distribution services, as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical.

     Principles of Consolidation

     The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company, Inc. ("Lewis"), a Delaware corporation, S.E.T.C. DE Mexico, CETECH de Mexico, and Southeastern Technology, Inc. ("Southeastern")a Tennessee corporation. References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 25% of the Company's total revenues for the quarter ended September 30, 1998, were to a customer in the automobile industry. Trade accounts receivable at September 30, 1998 include approximately $3.6 million due from the same customer.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting for comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the first quarter of fiscal 1999. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its reportable operating segments in annual financial statements and in interim financial reports issued to shareholders. The Company will be required to adopt the provisions of this statement in the fourth quarter of fiscal 1999. Management is evaluating this standard and determining if the Company will be required to revise its current methods of reporting financial data.

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

2.   NET INCOME PER SHARE

     The following table presents information necessary to calculate diluted net income per share for the quarters ended September 30,
1998 and 1997.
                                                   1998        1997
      Net Income                                 $    268    $    227
      Plus interest on convertible debentures
       net of associated tax provision                 22          23
                                                __________   _________
      Adjusted net income                        $    290    $    250
                                                ==========   =========

       Weighted average shares outstanding          5,516        5,505
       Plus additional shares issuable upon
        conversion of convertible debentures          736          848
       Adjusted weighted average shares         __________   _________
        outstanding                                 6,252        6,353

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

CAUTIONARY STATEMENTS

     This quarterly report on Form 10-Q contains statements relating to the future of SETECH, Inc and its subsidiaries,(the "Company") (including certain projections and business trends) that are "forward looking statements" as defined by Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended.
These forward looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward looking statements. When used in this Form 10-Q with respect to the Company, the words "estimate", "project", "intend", "anticipate", "expect", "foresee", "believe", "potential", and similar expressions are intended to identify forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The risks and uncertainties relating to the forward looking statements include, but are not limited to, changes in political, economic and/or labor conditions; changes in the regulatory environment;
the Company's ability to integrate its acquisitions; competitive production and pricing pressures; as well as other risks and uncertainties.

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial conditions of the Company. This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the fiscal year ending June 30, 1998, and the condensed consolidated financial statements and related notes included in the Form 10-Q.

     Revenue for the three months ending September 30, 1998 was $24.8 million, versus $20.3 million in the three months ending September 30,1997, an increase of $4.5 million, or 21.9%. The increase in revenues primarily resulted from new contracts in the integrated supply activities of the Company.

     As discussed in the Annual Report on Form 10-K for the period ending
June 30, 1998, contracts were signed in the fourth quarter to establish numerous additional integrated supply sites, with potential annual product revenues of up to $150 million, on an annual basis, when fully implemented. Implementation of these sites began in the first quarter, and will continue through fiscal 1999 and 2000. However, no guarantee of future revenues is certain, and this increase in operations will require a substantial increase in working capital (see Liquidity and Capital Resources section of this item). Please refer to the "Cautionary Statements" presented previously in this quarterly report on Form 10-Q, regarding the risks and uncertainties related to these forward looking statements.

     Gross profit for the three months ending September 30, 1998 was $2.2 million (8.6% of revenue), while the same period in the prior year was $2.1 million (10.2% of revenue). Gross profit as a percentage of revenue declined due to an increasing percentage of revenues being from integrated supply operations. As the nature of the consolidated business shifts from traditional distribution and machine shop operations to more industrial supply, the gross profit as a percentage of revenues will continue to decline as profit from product sales which are sold at cost, is replaced with profit from fees. The site expenses incurred in the inordinate number of new sites being implemented also impacted gross profit in the current period.

     General and administrative expenses for the three months ending September 30, 1998 were $1.1 million (4.2% of revenues), versus $1.2 million (5.7% of revenues) in the same period in 1997. General and administrative expenses are from the Company's corporate overhead, operation of the Lewis Supply distribution centers and operation of Southeastern Technologies machine shop. (See Item 1: Business, in the Annual report on Form 10-K for the fiscal year ended June 30, 1998.)

Interest expense for the three months ending September 30, 1998 was $624,000, versus $473,000 in the same period in 1997. The increase is attributable to increased borrowing for inventories and receivables, as a result of the new contracts.

     Income tax provision for the three months ending September 30, 1998 was $259,000, versus $251,000 in the same period in 1997. The effective rate for fiscal 1998 was 54.3% as compared to 52.4% in the same period in 1997. The difference in the rate is due to the impact of goodwill amortization and travel and entertainment expenses, which are not deductible for taxes.

Seasonality And Quarterly Information

     Historically, the Company has not been impacted by any significant seasonality issues in earnings, profits, or statement of financial position.

Liquidity And Capital Resources

     The Company's primary source of liquidity in the recent past has been borrowings under its revolving credit facility. Net cash used in operating activities was $4.0 million in the three months ending
September 30, 1998, due to the significant growth in accounts receivable for the integrated supply operations, as compared to net cash used in operating activities $1.6 million in the same period in 1997. Net cash used in investing activities in three months ending September 30, 1998 was $468,000, as compared to $70,000 used in the same period of the prior fiscal year. This increase is due to investments in computer equipment to support the installation of new integrated supply sites. Net cash from financing activities in the quarter, primarily the revolving credit facility, was $4.4 million, versus $1.4 million in the same quarter of the prior fiscal year. This increase was primarily driven by utilization of the facility for financing of receivables for integrated supply operations. At September 30, 1998, the Company's current assets exceeded its current liabilities by approximately $30.4 million.

     The Company maintains a secured revolving line of credit with a banking institution in the maximum amount of the lesser of $35 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement.

     The potential expansion of operations with a current customer, noted above, has created a requirement for significant investment in inventories, up to $150 million, to support that customer. Discussions are currently underway for the expansion of the revolving credit line and potential acquisition of subordinated debt. Management believes, but can give no assurance, that these infusions of debt and equity capital will result in sufficient capital to support the Company's existing and future operations, but the Company will be required to seek external financing sources to support this expansion of its existing lines of business. There can be no assurance that the Company would be able to obtain such financing on reasonable or attractive terms, if at all.

Year 2000 Issue

     The Company's primary information systems, are currently compliant with year 2000 issues, or are being updated with new releases that are compliant with year 2000. The costs of these updates are not material and the activities should be completed by December 31, 1998. Any and all future releases of software will be tested for year 2000 compliance. The key customers of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts. Vendors from which the Company purchases products are diverse and varied, providing numerous alternatives. Key vendors of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts. Due to the complexity and pervasiveness of the year 2000 issues and the uncertainty regarding the compliance of third parties, no assurance can be given that successful transition will be achieved by the year 2000 deadline by these parties, or that the Company would not suffer material adverse effects on its business, financial position or the results of operation if such changes are not completed.

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

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a)   Exhibits.     The Company hereby incorporates by
                 reference the Exhibits and Exhibit table provided in Item 13 of its Form 10-K for the fiscal year ended June 30, 1998.

           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SETECH, INC.



Date: November 16, 1998  By_/s/ Thomas N. Eisenman______________
                         Thomas N. Eisenman  President

Date: November 16, 1998  By_/s/ Richard M. Eddinger______________
     	                   Richard M. Eddinger Vice President Finance, CFO

Date: November 16, 1998  By_/s/ Cindy L. Rollins__________________
                          Cindy L. Rollins,  Secretary-Treasurer