Form 10-Q
period 1998-12-31
SETECH INC /DE
filed 1999-02-12
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[x]  	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

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

     Common Stock, $.01 Par Value - 5,679,207 shares as of
December 31, 1998.

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of December 31, 1998
            and June 30, 1998

            Consolidated Statements of Operations for the Three Months Ended December 31, 1998 and 1997

            Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 1998

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31,1998 and 1997

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (Unaudited)
                               December 31,         June 30,
                                   1998                1998
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $       755         $       796
  Accounts Receivable, net           17,801              10,856
  Inventories                        29,544              26,079
  Prepaid Expenses
  And Other Current Assets              893                 204
  Deferred Tax
  Asset                                 440                 440
                                 ___________         ____________
Total Current Assets                 49,433              38,375

Property and Equipment, net           3,066               2,584
  Cost in Excess of net
   Assets Acquired, net of
   Accumulated Amortization
   of $982 and $842                   6,652               6,792
   Other Assets                          65                  85
                                ____________         ___________
Total Assets                     $   59,216         $    47,836
                                ============          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                $  14,888           $   9,851
  Accrued Expenses                    1,118               1,928
  Current Portion of Long-term
   Debt                                 394                 413
  Current portion of capital
    lease obligations                   208                 208
                                ____________         ___________
Total Current Liabilities            16,608              12,400
                                ____________         ___________
Long Term Debt
  net of current portion             33,174              26,609
Capital Lease Obligations
  net of current portion                458                 559
                                ____________         ___________
Total long term debt                 33,632              27,168
                                ____________         ___________
Commitments and Contingencies

Puttable Stock                          530                 530
                                ____________         ___________
Stockholders' Equity
  Common Stock, $.01 par
   Value, 10,000 Shares
   Authorized, 5,679
   Issued                                57                  57
  Additional Paid-in
   Capital                           11,932              11,932
  Accumulated Deficit                (3,335)             (4,043)
  Less treasury stock                  (208)               (208)
                                ____________         ___________
Total Stockholders' Equity            8,446               7,738
                                ____________         ___________

TOTAL LIABILITIES AND           $    59,216          $   47,836
STOCKHOLDERS' EQUITY            ============         ===========

The Accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these statements

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                   For the three months ended     For the Six Months ended

                         December 31  December 31  December 31  December 31
                            1998         1997          1998          1997
                        _____________  ___________  __________  ___________
REVENUES               $    24,941    $   22,351    $   49,775      $42,716

COST OF REVENUES            22,057        20,466        44,697       38,763
                        __________     __________    _________      ________
  Gross Profit               2,884         1,885         5,078        3,953

  Selling, General &
  Administrative Expenses    1,508         1,100         2,554        2,251
                        __________     __________     _________     _________

Operating Income             1,376           785         2,524        1,702
                        __________     __________     _________      ________

OTHER INCOME (EXPENSE)

  Interest Income               97            14           104           29
  Interest Expense            (580)         (512)       (1,204)        (985)
  Other                          4           (13)            0            6
                         _________    __________    ___________    _________

  Total Other                 (479)         (511)       (1,100)        (950)
                        __________    __________    ___________    __________
Income
 before Income Taxes           897           274         1,424          752

  Income Tax Provision         457           140           716          390
                        __________    __________    ___________    __________

Net Income              $      440     $     134     $     708     $    362
                         =========       =========     =========     ========


NET INCOME PER COMMON SHARE:
  Basic                 $     0.08    $      0.02      $  0.13      $  0.07

  Diluted               $     0.07    $      0.02      $  0.12      $  0.06

[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (UNAUDITED)
                                        Common Stock
                  Treasury              $.01 Par
                   Stock                Value    Additional Accumulated
      _________________________________________   Paid-in   (Deficit)   Total
       Shares    Amount     Shares    Amount      Capital
        _______  _______ __________ _________    ________  ________   _________
Balances  164    $(208)      5,679       $57     $11,932   ($4,043)    $ 7,738
 June 30,
  1998
Net Income
 for the
 6 Months
 Ended
 December                                                      708        708
 31,1998 _______ _______ __________ _________    ________  ________   _________
Balances  164    $(208)      5,679       $57     $11,932   ($3,335)    $ 8,446
         ======  ======   =======   =========    =======   =======    =========
 at December 31,1998

The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                 For the six months ended
                                 December 31  December 31
                                     1998           1997
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                      $    708        $   362
   Adjustments to
   reconcile net income
   to net cash used in
   operations:
    Depreciation and
     amortization                       487            377
   Gain on sale of
     fixed assets                         0             (7)
  Changes in operating assets
   and liabilities:
    Increase in accounts receivable (6,945)         (2,601)
    Increase in inventory           (3,465)         (5,019)
    Increase in
     other assets                     (669)             (9)
    Increase in accounts payable     5,037           2,435
    Decrease in accrued expenses      (810)           (537)
                                  __________      _________
Net cash used in operations         (5,657)         (4,999)


CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment               (829)          (286)
  Proceeds from sale of
   fixed                                 0              7
                                  __________      _________
Net cash used in investing            (829)          (279)
 activities                       __________      _________

CASH FLOWS FROM FINANCING
ACTIVITES:

  (Payments)/Proceeds on short-term    (19)            51
   debt
  (Payments)/Proceeds on             6,464          5,172
   long-term debt                __________      _________
Net cash provided by                 6,445          5,223
 financing activities            __________      _________


Decrease in cash                       (41)           (55)
 and cash equivalents
Cash and cash equivalents              796          1,634
 at beginning of period         ___________    ___________
Cash and cash equivalents        $     755    $     1,579
 at end of period               ===========    ===========


[FN]
The Accompanying Notes to Condensed Consolidated Financial
Statements are an Integral Part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANACIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (Unaudited)
                      December 31, 1998


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of December 31, 1998 and June 30, 1998, and the consolidated statements of operations and cash flows for the six month periods ended December 31, 1998 and 1997, have been prepared by the Company in accordance with the accounting policies described in its 10-K for the fiscal year ended June 30, 1998 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the operating results for the full year.

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

     Revenue and Expense Recognition

     The Company maintains contracts with its customers to procure and manage tooling, supply and proprietary spare parts inventories under various terms. The Company's contracts are generally from three to five years in length with renewal provisions for subsequent periods.
Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Certain contract revenues include fixed fee and reimbursed expenses only. As a result of the terms of certain contracts, products purchased and sold to those customers cannot be recognized as the Company's revenue or related costs. These sales, "product pass through", totaled approximately $3.1 million for the three and six months ending December 31, 1998.

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 27% of the Company's total revenues for the six months ended December 31, 1998, were to customers in the automobile industry. Trade accounts receivable at December 31, 1998 include approximately $7.5 million due from these same automotive customers.

     New Accounting Pronouncements

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

2.   NET INCOME PER SHARE

     The following table presents information necessary to calculate diluted net income per share for the three month period ended December 31,1998 and 1997.
                                                   1998        1997
      Net Income                                 $   440    $    134
      Plus interest on convertible debentures
       net of associated tax provision                22          24
                                                __________   _________
      Adjusted net income                        $   462   $     158
                                                ==========   =========

       Weighted average shares outstanding         5,515       5,505
      Plus additional shares issuable upon
        conversion of convertible debentures         740         851
       Adjusted weighted average shares         __________   _________
        outstanding                                6,255       6,356

     The following table presents information necessary to calculate diluted net income per share for the six month period ended December 31, 1998 and 1997.
                                                   1998        1997
      Net Income                                 $  708    $    362
      Plus interest on convertible debentures
       net of associated tax provision               44          47
                                                __________   _________
      Adjusted net income                        $  752    $    409
                                                ==========   =========

       Weighted average shares outstanding        5,515       5,505
       Plus additional shares issuable upon
        conversion of convertible debentures        740         851
       Adjusted weighted average shares         __________   _________
        outstanding                               6,255       6,356


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

     3.     PUTTABLE STOCK AND SHAREHOLDER AGREEMENT

            A. All of the Company's common stock issued and to be issued in connection with the acquisition of Lewis is subject to a Shareholders' Agreement the "Agreement"). Under the terms of the Agreement, the shareholder has the option to require the Company to repurchase the shares at a price of $2.00 per share if the Company has not effected a public offering of the company's common stock on a major stock exchange prior to April 30, 2000, or in the event of a change in control of the Company (as defined in the Agreement). In conjunction with the resignation of this shareholder as an employee, the Agreement was amended to expire 180 days after employment cessation which occurred on September 7, 1998. On February 10, 1999, the Company received notice from the shareholder of his intention to exercise this option as soon as possible with respect to all shares so issued and to be issued.

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

     Revenue for the three months ending December 31, 1998 was $24.9 million, versus $22.3 million in the three months ending December
31,1997, an increase of $2.6 million, or 11.5%. The increase in revenues primarily resulted from new contracts in the integrated supply activities of the Company. In addition, approximately $3.1 million of products were delivered to customers which due to the terms of those contracts cannot be included in the company's revenues of related costs. The contracts resulting in this "product pass through" initiated in the three months ending December 31, 1998. (See footnote 1, Revenue and Expenses Recognition, of the financial statements in this Form 10-Q)

     Revenue for the six months ending December 31, 1998 was $49.8 million, versus $42.7 million in the three months ending December
31,1997, an increase of $7.1 million, or 16.6%. The increase in revenues primarily resulted from new contracts in the integrated supply activities of the Company.

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

     Gross profit for the three months ending December 31, 1998 was $2.9 million (11.6% of revenue), while the same period in the prior year was $1.9 million (8.5% of revenue). The increase in gross profit as a percentage of revenues is primarily driven by the revenue recognition, of excluding the product pass through involved with the new contracts. As the percentage of revenues derived from the new contracts increases, this trend should continue.

     Gross profit for the six months ending December 31, 1998 was $5.1 million (10.2% of revenue), while the same period in the prior year was $4.0 million (9.3% of revenue).

     General and administrative expenses for the three months ending
December 31, 1998 were $1.5 million (6.0% of revenues), versus $1.2 million (4.9% of revenues) in the same period in 1997. The increase as a percentage of revenue is driven by the handling of revenue recognition for the new contracts. General and administrative expenses for the six months ending December 31, 1998 were $2.6 million (5.2% of revenues), versus $2.3 million (5.3% of revenues) in the same period in 1997. General and administrative expenses are from the Company's corporate overhead, operation of the Lewis Supply distribution centers and operation of Southeastern Technology machine shop. (See Item 1: Business, in the Annual report on Form 10-K for the fiscal year ended June 30, 1998.)


     Interest expense for the three months ending December 31, 1998 was $580,000, versus $512,000 in the same period in 1997 and $1,204,000 versus 985,000 for the six month period. The increase is attributable to increased borrowing for inventories and receivables,as a result of the new contracts.

     Income tax provision for the three months ending December 31, 1998 was $457,000 versus $140,000 in the same period in 1997. The effective rate for fiscal 1998 was 51.0% the same as the same period in 1997.

     Income tax provision for the six months ending December 31, 1998 was $716,000 versus $390,000 in the same period in 1997. The effective rate for fiscal 1998 was 50.2% as compared to 51.0% in the same period in 1997.

Seasonality And Quarterly Information

     Historically, the Company has not been impacted by any significant seasonality issues in earnings, profits, or statement of financial position.

Liquidity And Capital Resources

     The Company's primary source of liquidity in the recent past has been borrowings under its revolving credit facility. Net cash used in operating activities was $5.7 million in the six months ending
December 31, 1998, due to the significant growth in accounts receivable for the integrated supply operations, as compared to net cash used in operating activities of $5.0 million in the same period in 1997. Net cash used in investing activities in the six months ending December 31, 1998 was $829,000, as compared to $279,000 used in the same period of the prior fiscal year. This increase is due to investments in computer equipment to support the installation of new integrated supply sites. Net cash from financing activities in the quarter, primarily the revolving credit facility, was $6.5 million, versus $5.2 million in the same six months of the prior fiscal year. This increase was primarily driven by utilization of the facility for financing of receivables for integrated supply operations. At December 31, 1998, the Company's current assets exceeded its current liabilities by approximately $32.7 million.

     The Company maintains a secured revolving line of credit with a banking institution in the maximum amount of the lesser of $35 million or the total of eligible accounts receivable and inventory as defined in
the revolving line of credit agreement.   At December 31, 1998, the Company
had approximately $2 million of availability on this line of credit.

     The current and potential expansion of operations with a current customer, previously noted has created a requirement for significant investment in inventories, up to $150 million, to support that customer. Discussions are currently underway for the expansion of the revolving credit line and potential acquisition of subordinated debt. Management believes, but can give no assurance, that these infusions of debt and equity capital will result in sufficient capital to support the Company's existing and future operations, but the Company will be required to seek external financing sources to support this expansion of its existing lines of business. There can be no assurance that the Company would be able to obtain such financing on reasonable or attractive terms, if at all.

Year 2000 Issue

     The Company's primary information systems are currently compliant with year 2000 issues. The costs of these updates are not material and the activities have been completed as of December 31, 1998. Any and all future releases of software will be tested for year 2000 compliance. The key customers of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts. Vendors from which the Company purchases products are diverse and varied, providing numerous alternatives. Key vendors of the Company are performing their own year 2000 reviews and, to the knowledge of Company management, are committed to timely completion of those efforts. Due to the complexity and pervasiveness of the year 2000 issues and the uncertainty regarding the compliance of third parties, no assurance can be given that successful transition will be achieved by the year 2000 deadline by these parties, or that the Company would not suffer material adverse effects on its business, financial position or the results of operation if such changes are not completed.

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

                 EX-10.1 Amendment and Modification to Incentive Stock Option Plan of SETECH, Inc.

           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SETECH, INC.



Date: February 12, 1999  By_/s/ Thomas N. Eisenman______________
                         Thomas N. Eisenman  President

Date: February 12, 1999  By_/s/ Richard M. Eddinger______________
     	                   Richard M. Eddinger Vice President Finance, CFO

Date: February 12, 1999  By_/s/ Cindy L. Rollins__________________
                          Cindy L. Rollins,  Secretary-Treasurer