Form 10-Q
period 1999-03-31
SETECH INC /DE
filed 1999-05-17
CIK 812371

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[x]  	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

     Common Stock, $.01 Par Value - 5,261,307 shares as of
March 31, 1999.

                 PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            SETECH, Inc. and Subsidiaries:

            Consolidated Balance Sheets as of March 31, 1999
            and June 30, 1998

            Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998

            Consolidated Statements of Operations for the Nine Months Ended March 31, 1999 and 1998

            Consolidated Statements of Stockholders' Equity for the Nine Months Ended March 31, 1999

            Consolidated Statements of Cash Flows for the Nine
            Months Ended March 31,1999 and 1998

            Notes to Consolidated Financial Statements

                    SETECH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (Unaudited)
                                 March 31,           June 30,
                                   1999                1998
                            __________________  _________________

ASSETS
Currents Assets
  Cash and Cash Equivalents     $2,197           $    796
  Accounts Receivable, net      23,712             10,856
  Inventories                   30,121             26,079
  Prepaid Expenses
  And Other Current Assets         855                204
  Deferred Tax
  Asset                            440                440

Total Current Assets            57,325             38,375

Property and Equipment, net      3,159              2,584
  Cost in Excess of net
   Assets Acquired, net of
   Accumulated Amortization
   of $1051 and $842              6,583              6,792
   Other Assets                    285                  85
                                ____________     ___________
Total Assets                     $67,352           $47,836
                                ============      ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                $20,758           $   9,851
  Accrued Expenses                  2,890               1,928
  Current Portion of Long-term
   Debt                               394                 413
  Current portion of capital
    lease obligations                 208                 208
                                ____________         ___________
Total Current Liabilities          24,250              12,400
                                ____________         ___________
Long Term Debt
  net of current portion           33,028              26,609
Capital Lease Obligations
  net of current portion              405                 559
                                ____________         ___________
Total long term debt               33,433              27,168
                                ____________         ___________
Commitments and Contingencies

Puttable Stock                         0                  530
                                ____________         ___________
Stockholders' Equity
  Common Stock, $.01 par
   Value, 10,000 Shares
   Authorized, 5,679
   Issued                               57                  57
  Additional Paid-in
   Capital                          12,462              11,932
  Accumulated Deficit               (2,053)             (4,043)
  Less treasury stock                (797)                (208)
                                ____________         ___________
Total Stockholders' Equity           9,669              7,738
                                ____________         ___________

TOTAL LIABILITIES AND           $   67,352           $  47,836
STOCKHOLDERS' EQUITY            ============         ===========

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these Statements.

                    SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                   For the three months ended     For the Nine Months ended

                         March 31    March 31       March 31      March 31
                          1999        1998            1999          1998
                        _____________  ___________  __________  ___________
REVENUES
   Product                  22,404       21,234     65,140       61,042
   Services                  9,011        1,607     16,050        4,515
                         ___________   ___________  ________     _______
    Total                   31,415       22,841     81,190        65,557

COST OF REVENUES
   Product                  21,071       20,193     63,302        57,834
   Services                  5,406          483      7,872         1,605
                            ________    _________   _______      ________
     Total                  26,477       20,676     71,174        59,439
                        __________     __________  _________     ________
  Gross Profit               4,938        2,165     10,016         6,118

  Selling, General &
  Administrative Expenses    2,430        1,307       4,984       3,558
                          __________   __________  _________   _________
Operating Income             2,508          858       5,032       2,560
                          __________   __________  _________    ________

OTHER INCOME (EXPENSE)

  Interest Income             (108)            14          (4)         44
  Interest Expense            (884)         (566)      (2,088)    (1,552)
  Other                        (55)            1          (55)         7
                           _________   __________   ___________   _________

  Total Other                 (1047)         (551)      (2,147)    (1,501)
                          __________    __________    ___________    __________
Income from continuing
 operations before income
 taxes                        1,461           307         2,885     1,059

  Income Tax Provision          629           158         1,345       548
                           __________    __________    ___________  __________

Income from Continuing
 Operations                      832          149         1,540        511
Discontinued Operations
Gain, net of Income Tax           450            0          450          0
                           ___________     _________   ___________  __________
Net Income              $      1,282         $149      $  1,990        $511
                            =========       =========     =========  ========
NET INCOME PER COMMON SHARE:
  Basic-
      Income from continuing
      operations                  .15           .03          .28          .09
      Gain from discontinued
      operations                  .08            -           .08            -
                                _____         _____        _____         ____
           Net Income per share   .23           .03          .36          .09

  Diluted-
      Income from continuing
      operations                 .14           .03          .25          .09
      Gain from discontinued
      operations                 .07            -           .08           -
                                  ____          _____       _____        _____
           Net Income per share    .21           .03        .33           .09

[FN]
The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these Statements.


                  SETECH, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED MARCH 31, 1999
             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (UNAUDITED)
                                        Common Stock
                  Treasury              $.01 Par
                   Stock                Value    Additional Accumulated
      _________________________________________   Paid-in   (Deficit)   Total
       Shares    Amount     Shares    Amount      Capital
        _______  _______ __________ _________    ________  ________   _________
Balances  164    $(208)      5,679       $57     $11,932   ($4,043)    $ 7,738
 June 30,
  1998
Treasury Stock
Repurchase 254    (589)                              530                 (59)
Net Income
 for the
 9 Months
 Ended
 March                                                       1,990      1,990
 31,1999 _______ _______ __________ _________    ________  ________   _________
Balances  418    $(797)      5,679       $57     $12,462   ($2,053)    $ 9,669
         ======  ======   =======   =========    =======   =======    =========
 at March 31,1999

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these Statements.

                   SETECH, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                 For the nine months ended
                                   March 31       March 31
                                     1999           1998
                                   ________       ________
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                      $    1,990        $   511
   Adjustments to
   reconcile net income
   to net cash used in
   operations:
    Depreciation and
     amortization                       779            569
   Gain on sale of
     fixed assets                         0             (7)
   Gain of sale of subsidiary          (450)             -
  Changes in operating assets
   and liabilities:
    Increase in accounts receivable (12,856)         (3,391)
    Increase in inventory            (4,042)         (5,724)
    Increase in
     other assets                      (851)             21
    Increase in accounts payable     10,907           2,100
    Decrease in accrued expenses        962              27
                                  __________      _________
Net cash used in operations          (3,561)         (5,894)

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of equipment             (1,145)           (484)
  Proceeds from sale of
   fixed assets                          0               7
Proceeds from sale of subsidiary       450               -
                                  __________      _________
Net cash used in investing            (695)           (477)
 activities                       __________      _________

CASH FLOWS FROM FINANCING
ACTIVITES:

  (Payments)/Proceeds on short-term    (19)          106
   debt
  (Payments)/Proceeds on
    long-term debt                   6,265         5,591
Treasury stock  purchased             (589)          -
                                 __________      _________

Net cash provided by                 5,657         5,697
 financing activities            __________      _________


Increase in (decrease in) cash       1,401           (674)
 and cash equivalents
Cash and cash equivalents              796          1,634
 at beginning of period         ___________    ___________
Cash and cash equivalents        $   2,197    $       960
 at end of period               ===========    ===========


[FN]
The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these Statements.

                SETECH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (Unaudited)
                         March 31, 1999


1.   BASIS OF PRESENTATION:

     The consolidated balance sheets as of March 31, 1999 and June 30, 1998, and the consolidated statements of operations and cash flows for the nine month periods ended March 31, 1999 and 1998, have been prepared by the Company in accordance with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March
31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

     Organization

     SETECH, Inc.(a Delaware corporation, and the "Company") is a provider of integrated supply/inventory management services, general line industrial distribution services, as well as job shop machining, engineering products and services, to a variety of industries including automotive, aviation, and medical.

     Principles of Consolidation

     The consolidated financial statements include the accounts of SETECH, Inc. and its wholly-owned subsidiaries Lewis Supply Company,
Inc. ("Lewis"), a Delaware corporation, S.E.T.C. DE Mexico, CETECH de Mexico, both of which are Mexican corporations, and Southeastern Technology, Inc. ("Southeastern")a Tennessee corporation. References to the Company in these notes include SETECH, Inc. and its subsidiaries on a consolidated basis. All significant inter-company balances and transactions have been eliminated in consolidation.

     Revenue and Expense Recognition

     The Company maintains contracts with its customers to procure and manage tooling, supply and proprietary spare parts inventories under various terms. The Company's contracts are generally from three to five years in length with renewal provisions for subsequent periods.
Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Certain contract revenues include fixed fee and reimbursed expenses only. As a result of the terms of certain contracts, products purchased and sold to those customers cannot be recognized as the Company's revenue or related costs. These sales, "product pass through", totaled approximately $20.9 million for the nine months ending March 31, 1999 and $17.8 million for the three months ended March 31, 1999.

     Credit Risk and Concentration of Activities

     A significant number of the Company's customers are in the aviation, automobile and medical instrument industries. Approximately 33% of the Company's total revenues for the nine months ended March 31, 1999, were to customers in the automobile industry. Trade accounts receivable at March 31, 1999 include approximately $11.3 million due from these same automotive customers.

     New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards of reporting for comprehensive income and its components in a full set of financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the first quarter of fiscal 1999. Such adoption did not have a material impact on the Company's financial position, results of operations or cash flows as comprehensive income is the same as net income for all periods presented.

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

2.   NET INCOME PER SHARE

     The following table presents information necessary to calculate diluted net income per share for the three month periods ended March 31,1999 and 1998.
                                                   1999        1998
      Net Income                                 $ 1,282    $    150
      Plus interest on convertible debentures
       net of associated tax provision                22          23
                                                __________   _________
      Adjusted net income                        $ 1,304   $     173
                                                ==========   =========

       Weighted average shares outstanding         5,515       5,505
      Plus additional shares issuable upon
        conversion of convertible debentures         741         854
       Adjusted weighted average shares         __________   _________
        outstanding                                6,256       6,359

     The following table presents information necessary to calculate diluted net income per share for the nine month periods ended March 31, 1999 and 1998.
                                                   1999         1998
      Net Income                                 $ 1,990    $    512
      Plus interest on convertible debentures
       net of associated tax provision                65          70
                                                __________   _________
      Adjusted net income                        $ 2,055    $    582
                                                ==========   =========

       Weighted average shares outstanding        5,515       5,505
       Plus additional shares issuable upon
        conversion of convertible debentures        741         854
       Adjusted weighted average shares         __________   _________
        outstanding                               6,256       6,359


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

3.     LONG-TERM DEBT

       Maximum borrowings available under the revolving line of credit increased to the lesser of $40 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement as of April 1, 1999. Prior to this date, the maximum borrowings were $35 million under the same terms and conditions . At March 31, 1999, the company had approximately $3.6 million availability under this line of credit.


4.     PUTTABLE STOCK AND SHAREHOLDER AGREEMENT

            All of the Company's common stock issued in connection with the acquisition of Lewis was subject to a Shareholders'Agreement (the Agreement"). Under the terms of the Agreement, the shareholder had the option to require the Company to repurchase the shares at a price of $2.00 per share if the Company had not effected a public offering of the company's common stock on a major stock exchange prior to April 30, 2000, or in the event of a change in control of the Company (as defined in the Agreement). In conjunction with the resignation of this shareholder as an employee, effective September 7, 1998, the Agreement was amended to expire 180 days after such date. On February 10, 1999, the Company received notice from the shareholder of his intention to exercise this option as soon as possible with respect to all shares so issued and to be issued. At March 31, 1999, this repurchase transaction was completed with no Company stock related to the purchase of Lewis currently held by the former employee and no further stock to be issued to the former employee.

5. COMPANY STRUCTURE

At the regularly scheduled board meeting held on April 27, 1999, the Board of Directors of the Company deemed it advisable and in the strategic and best interests of the Company and its shareholders that the Company terminate its registration of securities under Section 12(g)(1) of the Securities and Exchange Act of 1934 at a date to be determined by the Board of Directors.

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

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the operations and financial condition of the Company. This discussion and analysis should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the fiscal year ending June 30, 1998, and the condensed consolidated financial statements and related notes included in the Form 10-Q.

    Total revenue for the three months ending March 31, 1999 was $31.4 million, versus $22.8 million in the three months ending March 31 31,1998, an increase of $8.6 million, or 37.7%. The increase in revenues primarily resulted from new contracts in the integrated supply activities of the Company. In addition, approximately $17.8 million of products were delivered to customers which due to the terms of those contracts cannot be included in the company's revenues or related costs. The contracts resulting in this "product pass through" were initiated in the three months ending December 31, 1998. (See footnote 1, Revenue and Expenses Recognition, of the financial statements in this Form 10-Q)

     Total revenue for the nine months ending March 31, 1999 was $81.1 million, versus $65.6 million in the nine months ending March
31,1998, an increase of $15.5 million, or 23.6%. The increase in revenues primarily resulted from new contracts in the integrated supply activities of the Company. In addition, approximately $20.9 million of products were delivered to customers which due to the terms of those contracts cannot be included in the company's revenues or related costs.
The contracts resulting in this "product pass through" initiated in the three months ending December 31,1998. (See footnote 1, Revenue and Expenses Recognition, of the financial statements in this Form 10-Q)

     As discussed in the Annual Report on Form 10-K for the period ending June 30, 1998, contracts were signed in the fourth quarter to establish numerous additional integrated supply sites, with potential annual product pass through of up to $150 million, on an annual basis, when fully implemented.Implementation of these sites began in the first quarter, and will continue through fiscal 1999 and 2000. However, no guarantee of future revenues is certain, and this increase in operations will require a substantial increase in working capital (see Liquidity and Capital Resources section of this item).Please refer to the "Cautionary Statements" presented previously in this quarterly report on Form 10-Q, regarding the risks and uncertainties related to these forward looking statements

     Gross profit for the three months ending March 31, 1999 was $4.9 million (15.6% of revenue), while the same period in the prior year was $2.2 million (9.6% of revenue). The increase in gross profit as a percentage of revenues is primarily driven by no revenue recognition of the product pass through involved with the new contracts. As the percentage of revenues derived from the new contracts increases, this trend should continue.

     Gross profit for the nine months ending March 31, 1999 was $10.0 million (12.3% of revenue), while the same period in the prior year was $6.1 million (9.2% of revenue). The increase in gross profit as a percentage of revenues is primarily driven by no revenue recognition of the product pass through involved with the new contracts. As the percentage of revenues derived from the new contracts increases, this trend should continue.


     General and administrative expenses for the three  months ending
March 31, 1999 were $2.4 million (7.6% of revenues), versus $1.3 million (5.7% of revenues) in the same period in 1998. The increase as a percentage of revenue is driven by the revenue recognition for the new contracts. General and administrative expenses for the nine months ending March 31, 1999 were $5.0 million (6.1% of revenues), versus $3.6 million (5.4% of revenues) in the same period in 1998. General and administrative expenses are from the Company's corporate overhead, operation of the Lewis Supply distribution centers and operation of Southeastern Technology machine shop. (See Item 1: Business, in the Annual report on Form 10-K for the fiscal year ended June 30, 1998.)

     Interest expense for the three months ending March 31, 1999 was $884,000, versus $566,000 in the same period in 1998 and $2,088,000 versus $1,552,000 for the nine month periods. The increase is attributable to increased borrowing for inventories and receivables,as a result of the new contracts.

     Income tax provision for the three months ending March 31, 1999 was $629,000 versus $158,000 in the same period in 1998. The effective rate for fiscal 1998 was 43.10% as compared to 51.0% for the same period in 1999.

     Income tax provision for the nine months ending March 31,1999, was $1,345,000 versus $548,000 in the same period in 1998. The effective rate for fiscal 1998 was 46.6 % as compared to 51.0% in the same period in 1998.

     The gain from discontinued operations in the amount of $450,000 was the result of the final payment from the sale of the subsidiary Barton
companies which occurred in January 1997.    This payment was contingent
upon the purchaser maintaining certain contracts for a specific period of time. No further monies is due from this transaction.

Seasonality And Quarterly Information

     Historically, the Company has not been impacted by any significant seasonality issues in earnings, profits, or statement of financial position.

Liquidity And Capital Resources

     The Company's primary source of liquidity in the recent past has been borrowings under its revolving credit facility. Net cash used in operating activities was $3.6 million in the nine months ending
March 31, 1999, due to the significant growth in accounts receivable and inventory offset by accounts payables for the integrated supply operations, as compared to net cash used in operating activities of $5.9 million in the same period in 1998. Net cash used in investing activities in the nine months ending March 31, 1999 was $695,000, as compared to $477,000 used in the same period of the prior fiscal year. This increase is primarily due to the increase in equipment purchased for the new integrated supply sites and the cash received related to the previous sale of the Barton companies. Net cash provided by financing activities in the nine months ended March 31, 1999, primarily related to the revolving credit facility,was $5.6 million, was approximately the same as the nine months of the prior fiscal year. Approximately $589,000 was paid related to the purchase of treasury stock described in Note 4. At March 31, 1999, the Company's current assets exceeded its current liabilities by approximately $33.1 million.

     The Company currently maintains a secured revolving line of credit with a banking institution in the maximum amount of the lesser of $40 million or the total of eligible accounts receivable and inventory as defined in the revolving line of credit agreement. Prior to April 1, 1999, this maximum amount had been $35 million. At March 31, 1999, the Company had approximately $3.6 million of availability on this line of credit.

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

                 EX-10.1 Executive Employment Agreement

           (b)   Reports on Form 8-K.   None

                       SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SETECH, INC.



Date: May 17, 1999  By_/s/ Thomas N. Eisenman______________
                           Thomas N. Eisenman  President

Date: May 17, 1999  By_/s/ Richard M. Eddinger______________
     	                      Richard M. Eddinger Vice President Finance, CFO

Date: May 17, 1999  By_/s/ Cindy L. Rollins__________________
                           Cindy L. Rollins,  Secretary-Treasurer